Form 10KSB
period 1996-12-31
PARK GROUP LTD
filed 1997-06-02
CIK 791219

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB
       (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1996
                                            -----------------

                                      or

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from __________ to _____________


                         Commission file number 0-14962
                                                -------

                              THE PARK GROUP, LTD.
                              --------------------
          (Name of Small Business Issuer as specified in its charter)

Colorado                                                      84-1028825
-----------------------                                       -----------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                                identification
                                                              number)

632 Luzon Avenue Tampa, Florida                                  33606
-------------------------------                                 ----------
(Address of principal executive offices)                        (Zip Code)


        Issuer's telephone number, including area code:  (813) 254-5508
                                                         --------------

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock $.0001 par value
                         -----------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X .
   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    X
                                -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Unknown
                 -------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
As of April 25,1997, there were 33,690,000 shares of the Issuer's common stock issued and outstanding.

The Issuer had no revenues for the year ending December 31, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE
Transitional Small Business Disclosure Format (check one):  Yes       ; No X
                                                            ----------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Park Group, Ltd. (the "Registrant", "Park" or the "Company"), incorporated in the State of Colorado, commenced business operations on January 24, 1986 under the name American Ventures Inc. ("AVI"). The books and records of the Company are kept in Florida and managed by a majority stockholder of the Corporation. The Company is commonly known as a blind pool. The Company is currently seeking the acquisition of, or merger with an existing company.

     The Company originally was incorporated to review and acquire by merger or otherwise potentially profitable businesses. Since the Company reviewed business opportunities before, during and after the public offering and made no determination to become involved in any particular business enterprise prior to its public offering, the Company's public offering was a so-called "blind pool" in that investors were entrusting the expenditure of offering proceeds to the discretion of the Company's management.

     In March 1986, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-18 under the Securities Act of 1933, as amended (the "Securities Act"), relating to an offering of up to 5,000,000 Units. In August 1986, the Company closed the offering, having received net offering proceeds aggregating $220,000.

     On February 27, 1987, the Company's shareholders approved the acquisition of The Park Group, Ltd. (the "Mortgage Company") through the private issuance of 9,294,000 shares of AVI's common stock in exchange for all of the issued and outstanding stock of the Mortgage Company's Common Stock. The Company believes that the AVI shares issued in such transaction were exempt from the registration requirements of the Securities Act. After giving effect to the exchange, the Mortgage Company became a wholly owned subsidiary of AVI and changed its name to Park Group Mortgage Company, Ltd. AVI changed its name to The Park Group, Ltd. Certain officers and directors of the Mortgage Company became officers and directors of the Company.

     In September 1987, the Company sold 1,500 shares, approximately 24.6 percent, of the Mortgage Company's outstanding common stock to three individuals not affiliated with the Company at an aggregate purchase price of $39,000. Subsequently, the Mortgage Company's board of directors caused the Mortgage Company to redeem the remaining shares of common stock outstanding at a redemption price of $147,969.12, effectively transferring the ownership of the Mortgage Company to the three individuals. In effecting the disposition of the Mortgage Company, the Company's board of directors considered among other factors the continuing losses experienced by the Mortgage Company; the general economic conditions in the Denver metropolitan area; and the value of the Mortgage Company's HUD license.

     Subsequent to the redemption of the shares of the Mortgage Company's common stock owned by the Company, the Company has continued to review and evaluate possible merger or acquisition opportunities.

     The Company completed a private placement of its stock on February 13, 1995. The Company's three directors and two affiliates purchased a total of 18,000,000 shares for an aggregate purchase price of $4,500. In July 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 100,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

     The Company also attempted several spin-offs. In the first attempt to spin-off, completed on November 3, 1987, Park incorporated JKN, Inc. as a wholly owned subsidiary, and on June 15, 1988, Park caused JKN to file a registration statement with the SEC for the purpose of registering a minority interest of its JKN shares. The registration statement was declared effective on August 12, 1988 and Park distributed the registered JKN stock to Park's shareholders as a dividend distribution.

     On October 1, 1988, Park sold its majority interest in JKN to the principal shareholders of GolfLinks, Ltd. Immediately thereafter, JKN acquired all of the outstanding stock of GolfLinks, Ltd. in a reorganization. GolfLinks continued business for only a short time subsequent to the reorganization with JKN because of its inability to attract financing for its business plan. As a result, GolfLinks became a dormant entity.

     In September, 1993, GolfLinks was acquired by the principal shareholders of American Lightwave, Inc. GolfLinks was merged with American Lightwave with GolfLinks as the surviving entity, and GolfLinks subsequently changed its name to American Communications Services, Inc. As a result of financing needs, the management of American Communications Services, Inc. caused a reverse stock split of one (1) share for each one hundred (100) shares outstanding.

     On October 27, 1988, Park incorporated RAN/COR Ventures, Inc., and on December 15, 1989, Park caused RAN/COR Ventures to file a registration statement with the SEC for the purpose of registering a minority interest of its RAN/COR shares. The registration statement was declared effective on February 7, 1989 and Park distributed the registered RAN/COR stock to Park's shareholders as a dividend distribution on May 15, 1989 to shareholders.

     On August 26, 1989, Park sold its majority interest in RAN/COR Ventures to the principal shareholders of Florida Special Delivery, Inc. Immediately thereafter, RAN/COR changed its name to Florida Special Delivery, Inc.

     Florida Special Delivery, Inc. continued its business for only a short time subsequent to the acquisition of the RAN/COR shares because of its inability to attract financing for its business plan. As a result, Florida Special Delivery, Inc. became a dormant entity.

     On October 2, 1989, Park incorporated IDK Ventures, inc. as a wholly owned subsidiary. On January 10, 1990, Park caused IDK to file a registration statement with the SEC for the purpose of effecting a dividend distribution of IDK shares to Park's shareholders.

     Due to prior spin-offs of JKN and RAN/COR, the SEC determined that Park was acting as a "broker" with respect to its proposed spin-off of IDK. As a result, the SEC imposed certain requirements and conditions on Park in connection with the proposed spin-off. In Park's opinion, these requirements and conditions would have caused Park substantial costs, possibly exceeding any benefit to be derived from the registration and spin-off of IDK. Consequently, the resignation attempt was terminated and IDK was dissolved.

     The Registrant is seeking the acquisition of or merger with an existing company ("Potential Business Acquisitions"). Given the small amount of cash held by the company, the potential venture is likely to involve the acquisition of or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' securities or blue sky laws or regulations.

     The Registrant does not propose to restrict its search for Potential Business Acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of its limited resources.

     It is anticipated that knowledge of Potential Business Acquisitions will be made known to the Registrant by various sources, including its officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Registrant may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. The amount of any such finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between the Registrant, the entity to be acquired and the finder.

SELECTION OF OPPORTUNITIES

     The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has, since the date of its disposition of the Mortgage Company, considered potential acquisition transactions with several companies but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in Potential Business

Opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h)  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

     The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

     It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under

Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the shareholders of the acquired company of at least 80 percent common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization.

     The present shareholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation involving the Company, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

EMPLOYEES

     The Registrant currently has no employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company rents office space in its president's residence. No rental has been paid to its president for the use of such space in the fiscal year ended December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In June 1996 notice of the annual meeting was given to the shareholders of the Company. It stated that the purpose of the next annual meeting included the election of directors, voting to increase the authorized number of shares of common stock from 100,000,000 to 1,000,000,000 shares; voting to authorize 100,000,000 shares of preferred stock, the relative rights to be established by the Board of Directors at the time of Issuance; voting on the amendment and restatement of the Articles of Incorporation of the Company to reflect the foregoing; and the transaction of such other business as may properly come before the meeting.

     The annual meeting took place on the 23rd day of July, 1996, at 9:00 a.m. EDT at the offices of Evans & Donica, P.A. 201 E. Kennedy Blvd., Suite 1500, Tampa, Florida 33602. Herbert Donica, the President of the Company, acting as Chairman, called the meeting to order. Only Mr. Donica was present, who satisfied a quorum in that the 15,794,000 shares held by Herbert Donica, when combined with 12,000,000 shares for which Mr. Donica held a voting proxy, satisfied a quorum of the shareholders of the Company.

     On motion duly made, seconded and unanimously carried, the meeting proceeded to a discussion of the Company's business. The first order of business was the election of the directors of the Company to serve until the next annual meeting of the stockholders of the Company, or until the successors of such Directors should be duly elected and qualified. It was resolved ununanimously that Herbert R. Donica, Lawrence Kaplan and Steven Goodman, be approved and confirmed as the Directors of the Company.

          It was also resolved unanimously that the shareholders deemed it in the best interest of the Company to amend and restate the Articles of Incorporation of the Company and to increase the authorized common stock of the Company to ONE BILLION (1,000,000,000) shares, to authorize ONE HUNDRED MILLION (100,000,000) shares of preferred stock, and to set the required percentage of shareholder votes to approve such increase at fifty percent (50%) of the number of shares voting in person or by proxy at a meeting called to approve such increase, assuming a quorum of shares is present, and to bring the Articles of Incorporation current as to other administrative matters.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    A.   Market for Common Stock.  The Company's common stock may be traded in
         -----------------------
the over-the-counter market. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 1996.

    B.   Holders.  As of  April 25, 1997, there were 132 holders of 33,690,000
         -------
shares of the Company's common stock.

    C.  Dividends.  The Registrant has not paid any cash dividends to date and
        ---------
does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          The Company incurred a net loss of $4,879 for the year ended December 31, 1996. Combined with the fact that the Company has no working capital and an accumulated deficit of $223,102, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

          The Company completed a private placement of its stock on February 13, 1995. The Company's three directors and two affiliates purchased a total of 18,000,000 shares for an aggregate purchase price of $4,500. The Company currently has no cash or other assets.

          The Company continues to evaluate merger proposals. In November 1994, in connection with its goal of combining with a viable private entity, the Company and its majority shareholders enlisted the assistance of certain individuals. In connection with this assistance, the Company's majority shareholder, Mr. Donica (the "Grantor"), sold options to such individuals (the "Optionee") for nominal consideration, to purchase an aggregate of 6,196,000 shares owned by Mr. Donica at an exercise price of $.0001 per share which may be exercised in whole at any time, or in part from time to time, beginning on the 91st day after the date (the "Exercise Date") on which, in the Optionee's sole discretion, the Grantor ceases to be an affiliate of the Company and ending at 5:00 p.m., E.S.T., on the fifth anniversary of such date (the "Expiration Date").

ITEM 7.  FINANCIAL STATEMENTS

                         Index to Financial Statements
                         -----------------------------

Independent Accountants' Report
        Year ended December 31, 1996

Balance Sheets
        Year ended December 31, 1996

Statement of Stockholders' Equity
        Year ended December 31, 1996

Statement of Operations
        Year ended December 31, 1996

Statement of Cash Flows
        Year ended December 31, 1996

Notes to Financial Statements
        Year ended December 31, 1996

Independent Accountants' Report
        Year ended December 31, 1995

Balance Sheets
        Year ended December 31, 1995

Statement of Operations and Accumulated Deficit
        Year ended December 31, 1995

Statement of Changes in Stockholders' Equity
        Year ended December 31, 1995

Statement of Cash Flows
        Year ended December 31, 1995

Notes to Financial Statements
        Year ended December 31, 1995

Accountant's Report on Supplementary Information
        Year ended December 31, 1995

Schedule of Operating Expenses
        Year ended December 31, 1995

                               SCOTT & GUILFOYLE

                         Certified Public Accountants

                          5 DAKOTA DRIVE - SUITE 206

                         LAKE SUCCESS, NEW YORK 11042


                                                                  (516) 775-9600
                                                              FAX (516) 328-6638


The Board of Directors
The Park Group, Ltd.


We have audited the accompanying balance sheet of The Park Group, Ltd. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Group, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Scott & Guilfoyle
Lake Success, New York
April 21, 1997

                              THE PARK GROUP, LTD.
                                 BALANCE SHEET
                               DECEMBER 31, 1996


                                     ASSETS

TOTAL ASSETS                                            $       0
                                                        =========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
     Due to stockholder                                 $   4,879
                                                        ---------

Stockholder's equity
     Common stock, $.0001 par value;
     1,000,000,000 shares authorized,
     33,690,000 issued and outstanding                      3,369
     Preferred stock, no par value; 1,000,000
     shares authorized, none issued and outstanding
     Paid-in capital                                      219,733
     Accumulated deficit                                 (227,981)
                                                        ---------
     Total Stockholder's Equity (Deficit)                (  4,879)
                                                        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       0
                                                        =========


The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                               DECEMBER 31, 1996


                     Common Stock       Paid In  Accumulated
                Shares        Amount    Capital    Deficit      Total


Balance          33,690,000  $3,369   $219,733 $(223,102)      $     0

Net loss,
 December 31,
  1996                    0       0          0    (4,879)       (4,879)
                 ----------  ------   -------- ----------      --------

Balance,
December 31,
  1996           33,690,000  $3,369  $219,733 $(227,981)        $(4,879)
                 ==========   =====   =======   =======           =====




The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                            STATEMENT OF OPERATIONS
                               DECEMBER 31, 1996

REVENUES                                    $         0
                                            -----------

OPERATING EXPENSES
     Professional                                 3,460
     General and administrative expenses          1,419
                                            -----------

TOTAL EXPENSES                                    4,879
                                            -----------

NET LOSS                                    $    (4,879)
                                            ===========

LOSS PER SHARE
     Net loss per share                             NIL
                                            ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                 33,690,000
                                            ===========
The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                            STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $(4,879)
                                                    -----
NET CASH USED BY OPERATING ACTIVITIES              (4,879)
                                                    -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholder's loans                            4,879
                                                   ------

NET CASH PROVIDED BY FINANCING ACTIVITIES           4,879
                                                   ------

NET INCREASE (DECREASE) IN CASH                         0

BEGINNING CASH                                          0
                                                   ------

ENDING CASH                                        $    0
                                                   ======


The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

The Corporation, incorporated in the State of Colorado, commenced business operations on January 24, 1986. The books and records of the Company are kept in Florida and managed by a majority stockholder of the Corporation. The Company is commonly known as a blind pool. The Company is currently seeking the acquisition of, or merger with an existing company.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Related Party Transactions
--------------------------

The Company's President, Herbert R. Donica, provides management, legal, administrative services, and office space. For the year ended December 31, 1996 there were no charges for these items.

Income Taxes
------------

As of December 31, 1996, the Company had a $283,894 net operating loss carryforward available to offset future taxable income through 2001.

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $4,879 for the year ended December 31, 1996. Combined with the fact that the Company has no working capital and an accumulated deficit of $227,981, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

ESHEL, DINOWITZ & BOVE LLP
     Certified Public Accountants                            470 Park Avenue So.
                                                             New York, NY 10016
                                                                  (212)696-2690


                         INDEPENDENT AUDITOR'S REPORT

To the Stockholders of
The Park Group, Ltd.

We have audited the accompanying balance sheet of The Park Group, Ltd. as of December 31, 1995, and the related statements of operations and accumulated deficit, and statement of changes in stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company has excluded from the accompanying balance sheets and statements of operations certain obligations and expenses relating thereto for the accrual of professional fees for the year ended December 31, 1995. Generally accepted accounting principles require that such obligations and expenses related thereto be accrued. If these obligations were accrued, total liabilities at December 31, 1995 and net loss for the year ended December 31, 1995 would be increased by $4,000.

In our opinion, except for the effects of not accruing certain expenses, as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Group, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ESHEL, DINOWITZ & BOVE LLP
     Certified Public Accountants                            470 Park Avenue So.
                                                             New York, NY 10016
                                                                  (212)696-2690



                         INDEPENDENT AUDITORS' REPORT

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Eshel, Dinowitz & Bove LLP

New York, NY
June 12, 1996

                                                                          Page 3
                              THE PARK GROUP, LTD.

                                 BALANCE SHEETS

                               DECEMBER 31, 1995


                                  A S S E T S

Current assets:
     Cash (note 2)                                        $   -
                                                             _______
     Total current assets                                 $   -
                                                             ========


         LIABILITIES AND STOCKHOLDER"S EQUITY

Accrued expenses and other current liabilities                 -
                                                             -------

     Total current liabilities                                 -

Commitments and Contingencies (notes 3 and 6)


Stockholder's equity:

     Common stock, $.0001 par value; 100,000,000 shares,
       authorized, 33,690,000 shares issued
       and outstanding (note 5)                                3,369
     Paid-in capital                                         223,733
     Accumulated deficit                                    (223,102)
                                                            --------
                                                               4,000

     Less cost of treasury stock                               4,000
                                                            --------
                                                               -
                                                            --------

                                                           $   -
                                                            ========

                      The accompany notes are an integral
                       part of the financial statements.

                              THE PARK GROUP, LTD.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                          YEAR ENDED DECEMBER 31, 1995



Revenues                                  $   -

Operating expenses                            4,472
                                           --------

Income from operations                       (4,472)

Provisions for income taxes                   -
                                           --------

Net income                                   (4,472)

Accumulated deficit, beginning of year      218,630
                                           --------

Accumulated deficit, end of year           $223,102
                                           ========

Net income  (loss) per
share of common stock                 $ (0.00013274)
                                       ============


                     The accompanying notes are an integral
                       part of the financial statements.

                              THE PARK GROUP, LTD.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1995


                              Common stock         Additional                 Treasury
                              ------------         paid-in    Accumulated      stock
                          Shares       Amount      capital      deficit      at cost    Total
                        ----------  ------------  ----------  ------------  ---------  --------
Balance,
January 1, 1995         15,690,000         1,569     221,033     (218,630)    (4,000)      (28)

Private placement of
common stock,
February 13, 1995
                        18,000,000         1,800       2,700           --         --     4,500
                        ----------        ------  ----------    ---------    -------   -------

                        33,690,000         3,369     223,733     (218,630)    (4,000)    4,472
Net loss,
December 31, 1995               --            --          --       (4,472)        --    (4,472)
                        ----------        ------  ----------    ---------    -------   -------

Balance,
December 31, 1995       33,690,000        $3,369    $223,733    $(223,102)   $(4,000)  $
                        ==========        ======  ==========    =========    =======   =======



                     The accompanying notes are an integral
                       part of the financial statements.

                              THE PARK GROUP, LTD.

                            STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1995

Cash flows from operating activities:
     Net income (loss)                                     $    (4,472)
     Adjustments to reconcile net income to net
                  cash provided by operating activities:
     Changes in liabilities increase:
     Accrued expenses and other current liabilities                (32)
                                                           ------------

       Net cash provided by operating activities                (4,504)
                                                           ------------


Cash flows provided by financing activities:

     Issuance of capital stock                                   4,500
     Due from shareholder                                        -
                                                           ------------

       Net cash provided by financing activities                 4,500

Net increase (decrease) in cash                                     (4)

Cash, beginning of period                                            4
                                                           ------------
                                                                 -
Cash, end of period                                        $     -
                                                           -------------


Supplemental disclosure of cash flow information:
     Cash paid (received) during the year for:
       Income taxes                                        $     -
       Interest                                                  -



                     The accompanying notes are an integral
                       part of the financial statements.

                                                                          Page 7
                             THE PARK GROUP, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

1.    Nature of business:

      The Corporation, incorporated in the State of Colorado commenced business operations on January 24, 1986. The books and records of the Company are kept in Florida and managed by a majority stockholder of the Corporation. The Company is commonly known as a blind pool. Its business is to engage in the securing of a business opportunity, generally with a private company. This transaction is usually structured as a "stock exchange" transaction. A transaction of this nature would result in a sufficient number of shares being issued to the private company to ensure that the private company's shareholders would control the blind pool.

2.    Significant accounting policies:

      a.    Income taxes:

            Certain items of income and expense are recognized for income tax purposes in different periods from those in which such items are recognized for financial reporting purposes. This is due to preparation of the company's income tax returns on the cash basis, while the financial statements are prepared on the accrual basis of accounting.

      b. The Company maintains its cash in one commercial bank account located in Florida. The cash balance is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 1995 the Company's only cash bank account was closed.

                                                                          Page 8
                             THE PARK GROUP, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

2.    Significant accounting policies (continued) :

      c.    Earnings  (loss) per share:

            Earnings (loss) per share are computed on the weighted average number of shares of common stock outstanding during the year.

      e.    Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made by management.

      3.    Related party transaction:

      a. The Company's President, Herbert R. Donica, provides management, legal and administrative services for annual compensation not exceeding $60,000. For the year ended December 31, 1995 Mr. Donica received compensation of $-0-.

      b. The Company rents office space from a related party on a month to month basis. Rent expense for December 31, 1995 was $-0-.

                             THE PARK GROUP, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

4. During 1994 Messrs. Hegstrom and Bellows resigned from the Company's board of directors and were replaced by Messrs. Kaplan and Goodman. Director fees for the years ended December 31, 1995 was $-0-.

5.    Capital stock:

      On February 13, 1995 the Company's three directors and two affiliates purchased an additional 18,000,000 of the Company's common stock. The Company received $4,500, $2,700 above par value, for the issue and used the proceeds to pay for administrative expenses.

6.    Going Concern:

      As shown in the financial statements, the Company incurred a net loss of $4,472. Combined with the fact that the Company has no working capital and an accumulated deficit of $233,102 for the year ended December 31, 1995, it is managements assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, June 12, 1996, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

ESHEL, DINOWITZ & BOVE LLP

      Certified Public Accountant                           470 Park Avenue So.
                                                            New York, NY 10016
                                                            (212)696-2690

               ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION

Stockholders
The Park Group, Ltd.

Our audits of the financial statements were made for the purposes of expressing an opinion on the basic financial statements taken as a whole. Our report thereon appears on page 1-2. The supplementary information on pag 11, inclusive, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and accordingly we express no opinion on it.

                           Eshel, Dinowitz & Bove LLP

New York, NY
June 12, 1996

                                THE PARK GROUP

                        SCHEDULE OF OPERATING EXPENSES

                         YEAR ENDED DECEMBER 31, 1995

Operating expenses:

      Payroll                                                 $    -
      Payroll taxes                                                -
      Professional fees                                            3,500
      Rent                                                         -
      Miscellaneous                                                   (5)
      Office expense                                                 815
      Directors fees                                               -
      Travel                                                       -
      Business taxes                                                 162
                                                               ----------
                                                              $    4,472
                                                               ==========
             See accountant's report on supplementary information.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          A.  Identification of Directors and Executive Officers.  The current
              --------------------------------------------------
officers and directors will serve for one year or until their respective successors are elected and qualified. They are:



         NAME           AGE     DATE OF      POSITION
----------------------  ---  -------------  ----------
                               ELECTION
                             -------------

Herbert R. Donica        44  February 1987  President
632 Luzon Ave.
Tampa, FL  33606

Lawrence Kaplan          53  December 1994  Secretary/
17 Riverview Terrace                        Director
Smithtown, NY  11787

Steven Goodman           57  December 1994  Director
24843 Del Prado #536
Dana Point, CA  92629

          Herbert Donica.  Mr. Donica  is the controlling shareholder of the
          --------------
Company and since February, 1987, has been its President, Chairman and Chief Financial Officer. He also is an attorney with Evans & Donica P.A., and an officer and a director of Valley Consulting.

          Lawrence Kaplan.  Mr. Kaplan has served as a director and secretary of
          ---------------
the Company since December 1994. He also is a director of American United Global, Inc. Mr. Kaplan also is a registered representative, officer, director and sole shareholder of G-V Capital Corp., a brokerage firm. He also is a director of Andover Equities, Inc., a public shell company.

          Steven Goodman. Mr. Goodman has served as a director of the Company
          --------------
since December 1994. In July, 1995, Mr. Goodman joined Tessa Financial Group., as Vice President of Corporate Finance. Tessa is a regional investment banking firm located in Orange County,

California. From November, 1991, through March, 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, Inc., a financial corporate consulting firm. From 1975 to 1981, Mr. Goodman was President of Tempo Industries, Inc., a Los Angeles based consumer products manufacturer. Mr. Goodman was responsible for operations, business development, marketing, sales and finance. Mr. Goodman currently serves as a director of Tivoli Industries Inc. and Javelin Systems Inc., both of which are public companies listed on the NASDAQ Stock Market.

          B.  Significant Employees.  None.
              ---------------------

          C.  Family Relationships.  None
              --------------------

          D. Involvement in Certain Legal Proceedings.  There have been no
             ----------------------------------------
events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

          E.  Compliance With Section 16(a).  The Registrant is not subject to
              -----------------------------
Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

          No compensation has been paid or accrued to any officer or director of the Registrant since 1994. The current officers and directors are not being compensated by the Registrant. The Registrant has no current intent to issue shares of its common stock to management in connection with an acquisition. However, the Registrant may subsequently deem the issuance of shares to management for services rendered in connection with an acquisition to be fair and reasonable to the Registrant and its public shareholders in light of the services rendered. In the event any shares are issued for services rendered by management they shall be issued in such an amount as the Board of Directors deems fair and reasonable to the Registrant and its public shareholders and in compliance with management's fiduciary duties under state law. Officers and directors will be reimbursed for actual out-of-pocket expenses incurred on behalf of the Registrant as approved by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          A.  Security Ownership of Certain Beneficial Owners.  The following
              -----------------------------------------------
persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of April 25, 1997:

                                  Amount and
Name and Address                  Nature of
of Beneficial Owner               Beneficial Owner (1)(4)  Percent of Class
-------------------               -----------------------  ----------------

Herbert R. Donica (2)(5)            9,794,000               29.07%
632 Luzon Avenue
Tampa, Florida 33603
President, Director

Valley Consulting, Ltd.(3)          5,500,000               16.33%
545 South Sherman
Denver, Colorado 80209

Robert Kampwerth                    1,000,000               2.97%
Suite 1100
4100 East Mississippi
Denver, Colorado  80222

Steven Goodman                      3,000,000               8.9%
24843 Del Prado
Dana Point, CA  92629

Lawrence Kaplan                     3,000,000               8.9%
150 Motor Parkway
Hauppauge, NY 11788

Stanley Kaplan                      3,000,000               8.9%
150 Motor Parkway
Hauppauge, NY 11788

Creative Business                   3,000,000               8.9%
Strategies Inc.
5353 Manhattan Circle, Suite 201
Boulder, CO 80303

-----------------------------
ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)               15,794,000              46.9%

-----------------------------

(1)  All ownership is beneficial and of record.

(2) Includes 1,218,443 shares of common stock previously owned by the Esther Donica Trust which was distributed to Herbert R. Donica in November of 1994.

(3)  Mr. Donica is the sole shareholder of Valley Consulting, Ltd.

(4) Beneficial owners have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(5)  Includes the 5,500,000 shares owned of record by Valley Consulting, Ltd.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mr. Donica entered into an option agreement on November 29, 1994 with Stanley Kaplan, Lawrence Kaplan, Steven Goodman and Creative Business Services, Ltd. pursuant to which Stanley Kaplan, Lawrence Kaplan, Steven Goodman and Creative Business Services, Ltd. may acquire an aggregate of 6,196,000 shares from Mr. Donica and/or Valley Consulting, Ltd. at an exercise price of $.0001 per share. The options may not be exercised until after the 91st day of the Exercise Date. Mr. Donica is the sole shareholder of Valley Consulting, Ltd. which was assigned judgments obtained by the Company totaling $40,000 at a purchase price of $1,000.00 in August, 1994.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits:
         --------
         3.1  Certificate of Incorporation -incorporated by reference to Exhibit
              3.1 to Registration Statement on Form S-18.

         3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18.

         27.1  Financial Data Schedule.

     B.  Reports on Form 8-K.  No Reports on Form 8-K were filed by the
         --------------------
Registrant during the fourth quarter of or at any time during its fiscal year.

                  REMAINDER OF PAGE LEFT INTENTIONALLY BLANK.

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           THE PARK GROUP, LTD.
                                           By: /s/ Herbert R. Donica
                                           --------------------------
                                           Herbert R. Donica
                                           President and Treasurer

                                           Date:  May  23, 1997.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                      TITLE       DATE

                            By: /s/Herbert R. Donica  President,  May 23, 1997
                                --------------------  Treasurer
                                   Herbert R. Donica  and Director


                            By: /s/Steven Goodman     Director   May 23, 1997
                                -----------------
                                   Steven Goodman


                            By: /s/ Lawrence Kaplan Secretary/ May 23, 1997 ------------------- Director
                                     Lawrence  Kaplan

                 Supplemental Information to be Furnished With
          Reports Filed Pursuant to Section 15(d) of the Exchange Act
                           by Non-reporting Issuers

No annual report to security holders or proxy material has been sent to security holders of the Registrant.

                                 EXHIBIT INDEX


3.1 Registrant's Certificate of Incorporation filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-18.

3.2 Registrant's By-Laws filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-18

27.1 Financial Data Schedule