Form 10QSB
period 1997-03-31
PARK GROUP LTD
filed 1997-06-09
CIK 791219

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                                                -----------------

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ----------    ----------

                         Commission file number 0-14962
                                                -------

                              THE PARK GROUP, LTD.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


Colorado                                                 84-1028825
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

                                632 Luzon Avenue
                              Tampa, Florida 33606
                        -----------------------------------------
                    (Address of principal executive offices)

                                   (813) 254-5508
                            ---------------------------
                          (Issuer's telephone number)

                                   No change
                               ----------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X .
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,690,000 shares of Common
                                                     ---------------------------
Stock, par value $.0001 per share, outstanding as of April 25, 1997.
-------------------------------------------------------------------

                                  FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              THE PARK GROUP, LTD.

                      For the Quarter ended March 31, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I- FINANCIAL INFORMATION
                         -----------------------------


                                                                             Page of
                                                                             Form 10-QSB
                                                                             -----------
Item 1.  Financial Statements:
     Balance Sheets -- March 31, 1997 and December 31, 1996                  3
     Statement of Changes in Stockholders' Equity --  March 31, 1997         4
     Statement of Operations for the three months ended March 31, 1997
          and 1996                                                           5
     Statement of Cash Flows for the three months ended March 31,
          1997 and 1996                                                      6
     Notes to Financial Statements                                           7, 8

Item 2.  Management's Discussion and Analysis or Plan of Operation           9
-------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                             THE PARK GROUP, LTD.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                        March 31,    December 31,
                                                          1997           1996
                                     ASSETS

TOTAL ASSETS                                            $       0    $       0
                                                         ========     ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
     Accrued expenses                                   $   4,341    $       0
     Due to stockholder                                     5,113        4,879
                                                        ---------    ---------

          Total Liabilities                                 9,454        4,879
                                                        ---------    ---------

Stockholder's equity
     Common stock, $.0001 par value;
     1,000,000,000 shares authorized,
     33,690,000 issued and outstanding                      3,369        3,369
     Preferred stock, no par value; 100,000,000
     shares authorized, none issued and outstanding
     Paid-in capital                                      219,733      219,733
     Accumulated deficit                                 (232,556)    (227,981)
                                                                     ---------

     Total Stockholder's Equity (Deficit)                (  9,454)    (  4,879)
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       0    $       0
                                                        =========    =========

                              THE PARK GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                MARCH  31, 1997
                                  (UNAUDITED)


                                  Common Stock   Paid In   Accumulated
                               Shares    Amount  Capital     Deficit       Total

Balance, January 1, 1997     33,690,000  $3,369  $219,733   $(227,981)     $( 4,879)

Net loss,  March 31, 1997             0       0         0    (  4,575)      ( 4,575)
                             ----------  ------  --------   ---------      --------

Balance, March 31, 1997      33,690,000  $3,369  $219,733   $(232,556)     $( 9,454)
                             ==========  ======  ========   =========      ========

                              THE PARK GROUP, LTD.
                            STATEMENT OF OPERATIONS
                                    MARCH 31
                                  (UNAUDITED)

                                               1997          1996

REVENUES                                    $         0   $         0
                                            -----------   -----------


OPERATING EXPENSES
     Professional                                 4,341             0
     General and administrative expenses            234             0
                                            -----------   -----------

TOTAL EXPENSES                                    4,575             0
                                            -----------   -----------

NET LOSS                                    $   ( 4,575)  $         0
                                            ===========   ===========

LOSS PER SHARE
     Net loss per share                             NIL           NIL
                                            ===========   ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                 33,690,000    33,690,000
                                            ===========   ===========


                              THE PARK GROUP, LTD.
                            STATEMENT OF CASH FLOWS
                                    MARCH 31

                                               1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                $( 4,575)  $   0
     Increase in accrued expenses               4,341       0
                                             --------   -----

NET CASH USED BY OPERATING ACTIVITIES         (   234)      0
                                             --------   -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholder's loans                          234       0
                                             --------   -----

NET CASH PROVIDED BY FINANCING ACTIVITIES         234       0
                                             --------   -----

NET INCREASE (DECREASE) IN CASH                     0       0

BEGINNING CASH                                      0       0
                                             --------   -----

ENDING CASH                                  $      0   $   0
                                             ========   =====


                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

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

Related Party Transactions
--------------------------

The Company's President, Herbert R. Donica, provides management, legal, administrative services, and office space. For the three months ended March 31, 1997 and 1996 there were no charges for these items.

Income Taxes
------------

As of March 31, 1997, the Company had a $283,894 net operating loss carryforward available to offset future taxable income through 2001.

General
-------

The financial data for the three months ended March 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $4,575 for the three months ended March 31, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $232,556, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION


     The Company incurred a net loss of $4,879 for the year ended December 31, 1996 and $4,575 for the three months ended March 31, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $232,556, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

     Plan of Operation.  The Company has not realized any revenues from
     ------------------
operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It cannot continue to satisfy its cash requirements for at least the next twelve months.

     Liquidity and Capital Resources.  As of March 31, 1997, the Company had
     --------------------------------
assets of $0 and liabilities of $9,454. This compares to assets of $0 and liabilities of $4,879 for the year ended December 31, 1996.

     Results of Operations.  The Company has not conducted any active operations
     ----------------------
in the past two fiscal years, except for the selling of options by the Grantor to the Optionee for nominal consideration and its efforts to locate suitable acquisition transactions. No revenue has been generated by the Company. It is unlikely the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.  To the best knowledge of the officers and
          -----------------
          directors, neither the company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.


Item 2.   Changes in Securities.  None.
          ----------------------


Item 3.   Defaults Upon Senior Securities.  None.
          -------------------------------


Item 4.   Submission of Matters to a Vote of Security Holders.  None.
          ----------------------------------------------------


Item 5.   Other Information.  None.
          -----------------


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a) Exhibits.  27 Financial Data Schedule

          (b) Reports on Form 8-K.  None.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 6, 1997                       THE PARK GROUP, LTD.



                              By: /s/ Herbert R. Donica
                                 --------------------------------
                                 Herbert R. Donica, President and
                                 Treasurer