Form 10QSB
period 1997-06-30
PARK GROUP LTD
filed 1997-08-13
CIK 791219

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)
[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


                                632 Luzon Avenue
                              Tampa, Florida 33606
                    ----------------------------------------
                    (Address of principal executive offices)

                                (813) 254-5508
                          ---------------------------
                          (Issuer's telephone number)

                                   No change
                               -----------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No    X   .
    ----        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,690,000 shares of Common
                                                     ---------------------------
Stock, par value $.0001 per share, outstanding as of June 30, 1997.
------------------------------------------------------------------

                                  FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              THE PARK GROUP, LTD.

                      For the Quarter ended June 30, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         PART I- FINANCIAL INFORMATION
                         -----------------------------


                                                                        Page of
                                                                        -------
                                                                        Form 10-QSB
                                                                        -----------
Item 1.  Financial Statements:

         Balance Sheet -- June 30, 1997 and December 31, 1996                 3
         Statement of Changes in Stockholder's Equity -- June 30, 1997        4
         Statement of Operations for the six months ended June 30, 1997
           and 1996                                                           5
         Statement of Cash Flows for the six months ended June 30, 1997
           and 1996                                                           6
         Notes to Financial Statements                                        7, 8

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                              THE PARK GROUP, LTD.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                  June 30,      December 31,
                                                     1997           1996

                                    ASSETS

TOTAL ASSETS                                    $            0  $            0
                                                 =============  ==============



                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities

     Accrued expenses                                  $   6,466    $       0
     Due to stockholder                                    5,411        4,879
                                                       ---------    ---------

          Total Liabilities                               11,877        4,879
                                                       ---------    ---------

Stockholder's equity
     Common stock, $.0001 par value;
     1,000,000,000 shares authorized,
     33,690,000 issued and outstanding                     3,369        3,369
     Preferred stock, no par value; 100,000,000
     shares authorized, none issued and outstanding
     Paid-in capital                                     219,733      219,733
     Accumulated deficit                                (234,979)    (227,981)
                                                         -------      -------

     Total Stockholder's Equity (Deficit)               ( 11,877)    (  4,879)
                                                         -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      0     $      0
                                                         =======      =======


                              THE PARK GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                 JUNE 30, 1997
                                  (UNAUDITED)


                                Common Stock    Paid In   Accumulated
                              Shares    Amount  Capital     Deficit       Total

Balance, January 1, 1997    33,690,000  $3,369  $219,733   $(227,981)   $(   4,879)

Net loss, June 30, 1997              0       0         0    (  6,998)    (   6,998)
                            ----------  ------  --------   ---------     ---------

Balance, June 30, 1997      33,690,000  $3,369  $219,733   $(234,979)    $( 11,877)
                            ==========   =====   =======     =======       =======


                              THE PARK GROUP, LTD.
                            STATEMENT OF OPERATIONS
                                    JUNE 30
                                  (UNAUDITED)



                                              1997         1996


REVENUES                                       $      0       $     0
                                                -------        ------


OPERATING EXPENSES
     Professional                                 6,466             0
     General and administrative expenses            532             0
                                                -------        ------

TOTAL EXPENSES                                    6,998             0
                                                -------        ------

NET LOSS                                       $( 6,998)      $     0
                                                =======        ======

LOSS PER SHARE
     Net loss per share                             NIL           NIL
                                                =======        ======

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                 33,690,000    33,690,000
                                             ==========    ==========


                              THE PARK GROUP, LTD.
                            STATEMENT OF CASH FLOWS
                                    JUNE 30

                                               1997     1996

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                $( 6,998)  $   0
     Increase in accrued expenses               6,466       0
                                              -------   -----

NET CASH USED BY OPERATING ACTIVITIES          (  532)      0
                                                -----   -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholder's loans                          532       0
                                                 -----  -----

NET CASH PROVIDED BY FINANCING ACTIVITIES         532       0
                                                 -----  -----

NET INCREASE (DECREASE) IN CASH                     0       0

BEGINNING CASH                                      0       0
                                                -----   -----

ENDING CASH                                  $      0   $   0
                                              ======    =====


                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

Related Party Transactions
--------------------------

The Company's President, Herbert R. Donica, provides management, legal, administrative services, and office space. For the six months ended June 30, 1997 and 1996 there were no charges for these items.

Income Taxes
------------

As of June 30, 1997, the Company had a $283,894 net operating loss carryforward available to offset future taxable income through 2001.

General
-------

The financial data for the six months ended June 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

                              THE PARK GROUP, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $6,998 for the six months ended June 30, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $234,979, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATION


     The Company incurred a net loss of $4,879 for the year ended December 31, 1996 and $6,998 for the six months ended June 30, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $234,979, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

     Liquidity and Capital Resources.  As of June 30, 1997, the Company had
     --------------------------------
assets of $0 and liabilities of $11,877. This compares to assets of $0 and liabilities of $4,879 for the year ended December 31, 1996.

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


Date: August 12, 1997                         THE PARK GROUP, LTD.



                              By: /s/ Herbert R. Donica
                                 -----------------------------------------
                                 Herbert R. Donica, President and
                                 Treasurer

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 1997            THE PARK GROUP, LTD.



                              By: /s/ Herbert R. Donica
                                 --------------------------------
                                 Herbert R. Donica, President and
                                 Treasurer