Form 10KSB
period 1997-12-31
PARK GROUP LTD
filed 1998-03-31
CIK 791219

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
           (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1997

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
              For the transition period from ________ to _________

                         Commission file number 0-14962

                              THE PARK GROUP, LTD.
           (Name of Small Business Issuer as specified in its charter)

Colorado                                                 84-1028825
----------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification number)

632 Luzon Avenue Tampa, Florida                          33606
------------------------------------------               -----------------------
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (813) 254-5508

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
 .

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of March 16, 1998, there were 33,690,000 shares of the Issuer's common stock issued and outstanding.

The Issuer had no revenues for the year ending December 31, 1997.

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

         The Registrant is seeking the acquisition of or merger with an existing company ("Potential Business Acquisitions"). Given the small amount of cash held by the Registrant, the potential venture is likely to involve the acquisition of or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering; retaining a larger share of voting control of the publicly-held company; reducing the cost factors incurred in becoming a public company; and avoiding any dilution requirements set forth under various states' securities or blue sky laws or regulations.

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


ITEM 2. DESCRIPTION OF PROPERTY

         The Company rents office space in its president's residence. No rental has been paid to its president for the use of such space in the fiscal year ended December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    A. Market for Common Stock. The Company's common stock may be traded in the over-the-counter market. The Company is not aware of any market activity in its stock during the fiscal year ended December 31, 1997.

    B. Holders. As of March 16, 1998, there were 130 holders of 33,690,000 shares of the Company's common stock.

    C. Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

         The Company incurred a net loss of $13,062 for the year ended December 31, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $241,043, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for the Company's short or long term needs.

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


ITEM 7.  FINANCIAL STATEMENTS

                                           Index to Financial Statements

Independent Accountants' Report
         Year ended December 31, 1997

Balance Sheets
         Years ended December 31, 1997 and 1996

Statement of Stockholders' Equity
         Years ended December 31, 1997 and 1996

Statement of Operations
         Years ended December 31, 1997 and 1996

Statement of Cash Flows
         Years ended December 31, 1997 and 1996

Notes to Financial Statements
         Years ended December 31, 1997 and 1996

                               [GRAPHIC OMITTED]

The Board of Directors
The Park Group, Ltd.


We have audited the accompanying balance sheets of The Park Group, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of The Park Group, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/  Scott & Guilfoyle

Lake Success, New York
March 9, 1998

                              THE PARK GROUP, LTD.
                                  BALANCE SHEET
                                   DECEMBER 31

                                                                                    1997                 1996
                                     ASSETS
CURRENT ASSETS
         Cash                                                                      $    5,386       $          0
                                                                                   ----------       ------------

                  TOTAL ASSETS                                                     $    5,386       $          0
                                                                                   ==========       ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         Accrued expenses                                                          $    1,682       $          0
         Due to stockholders                                                           19,395              4,879
         Loan payable                                                                   2,250                  0
                                                                                   ----------       ------------

                  TOTAL CURRENT LIABILITIES                                            23,327              4,879
                                                                                   ----------       ------------

STOCKHOLDER'S EQUITY
         Common stock, $.0001 par value;
         1,000,000,000 shares authorized,
         33,690,000 issued and outstanding                                              3,369              3,369
         Preferred stock, no par value; 100,000,000
         shares authorized, none issued and outstanding
         Paid-in capital                                                              219,733            219,733
         Accumulated deficit                                                         (241,043)          (227,981)
                                                                                   ----------       ------------

         Total Stockholder's Equity (Deficit)                                        ( 17,941)          (  4,879)
                                                                                   ----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    5,386       $          0
                                                                                   ==========       ============



The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                   Common Stock                  Paid In      Accumulated
                                               Shares           Amount           Capital         Deficit           Total

Balance, January 1, 1996                          33,690,000        $3,369        $219,733        $(223,102)       $      0

Net loss for the year ended
  December 31, 1996                                        0             0               0         (  4,879)        ( 4,879)
                                                 -----------        ------        --------        ---------        --------

Balance,  December 31, 1996                       33,690,000         3,369         219,733         (227,981)        ( 4,879)

Net loss for the year ended
  December 31, 1997                                        0             0               0         ( 13,062)        (13,062)
                                                 -----------        ------        --------        ---------        --------

Balance,  December 31, 1997                       33,690,000        $3,369        $219,733        $(241,043)       $(17,981)
                                                 ===========        ======        ========        =========        ========




The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                             STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                 1997              1996
REVENUES                                                                     $         0        $        0
                                                                             -----------        ----------

OPERATING EXPENSES
         Professional                                                              9,889             3,460
         General and administrative expenses                                       3,173             1,419
                                                                             -----------        ----------

TOTAL EXPENSES                                                                    13,062             4,879
                                                                             -----------        ----------

NET LOSS                                                                     $   (13,062)       $  ( 4,879)
                                                                             ===========        ==========

LOSS PER SHARE
         Net loss per share                                                          NIL               NIL

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                                  33,690,000        33,690,000
                                                                             ===========        ==========




The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                             STATEMENT OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                          1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                        $(13,063)        $  (4,879)
         Increase (decrease) in:
           Accrued expenses                                                                 1,682                 0
           Loans                                                                            2,250                 0
                                                                                         --------         ---------

NET CASH USED BY OPERATING ACTIVITIES                                                     ( 9,131)           (4,879)
                                                                                         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Stockholder's loans                                                               14,517             4,879
                                                                                         --------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  14,517             4,879
                                                                                         --------         ---------

NET INCREASE (DECREASE) IN CASH                                                             5,386                 0

BEGINNING CASH                                                                                  0                 0
                                                                                         --------         ---------

ENDING CASH                                                                              $  5,386         $       0
                                                                                         ========         =========




The accompanying notes are an integral part of these financial statements.

                              THE PARK GROUP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1996

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

Related Party Transactions

The  Company's  President,  Herbert  R.  Donica,  provides  management,   legal,
administrative services, and office space. For the years ended December 31, 1997 and 1996 there were no charges for these items.

Income Taxes

As of December 31, 1997, the Company had a $296,957 net operating loss carryforward available to offset future taxable income through 2002.

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $13,062 and $4,879 for the years ended December 31, 1997 and 1996 respectively.. Combined with the fact that the Company has no working capital and an accumulated deficit of $241,043, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

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


                                   PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:


NAME                        AGE         DATE OF             POSITION
                                        ELECTION

Herbert R. Donica           45          February 1987       President, Chairman
632 Luzon Ave.                                              and Director
Tampa, FL  33606

Lawrence Kaplan             54          December 1994       Secretary/
17 Riverview Terrace                                        Director
Smithtown, NY  11787

Steven Goodman              58          December 1994       Director
24843 Del Prado #536
Dana Point, CA  92629


        Herbert Donica. Mr. Donica is the controlling shareholder of the Company and since February, 1987, has been its President, Chairman and Chief Financial Officer. He also is an attorney with Evans & Donica P.A., and an officer and a director of Valley Consulting.

        Lawrence Kaplan. Mr. Kaplan has served as a director and secretary of the Company since December 1994. He also is a director of American United Global, Inc. Mr. Kaplan also is a registered representative, officer, director and sole shareholder of G-V Capital Corp., a brokerage firm. He also is a director of Andover Equities, Inc., a public shell company.

        Steven Goodman. Mr. Goodman has served as a director of the Company since December 1994. In July, 1995, Mr. Goodman joined Tessa Financial Group., as Vice President of Corporate Finance. Tessa is a regional investment banking firm located in Orange County,

California. From November, 1991, through March, 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, Inc., a financial corporate consulting firm. From 1975 to 1981, Mr. Goodman was President of Tempo Industries, Inc., a Los Angeles based consumer products manufacturer. Mr. Goodman was responsible for operations, business development, marketing, sales and finance. Mr. Goodman currently serves as a director of Tivoli Industries Inc. and Javelin Systems Inc., both of which are public companies listed on the NASDAQ Stock Market.

         B.  Significant Employees.  None.

         C.  Family Relationships.  None

         D. Involvement in Certain Legal Proceedings. There have been no events
under  any  bankruptcy  act,  no  criminal   proceedings  and  no  judgments
or injunctions material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

         E.  Compliance With Section 16(a).  The Registrant is not subject to
Section 16 of the Exchange Act.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         A. Security Ownership of Certain Beneficial Owners. The following persons are known to the Registrant to be officers, directors and beneficial owners of more than five percent of the Registrant's common stock as of March 11, 1998:

                                  Amount and
Name and Address                  Nature of
of Beneficial Owner               Beneficial Owner (1)(4)      Percent of Class
-------------------               -----------------------      ----------------

Herbert R. Donica (2)(5)            9,794,000                  29.07%
632 Luzon Avenue
Tampa, Florida 33603
President, Director

Valley Consulting, Ltd.(3)          5,500,000                  16.33%
545 South Sherman
Denver, Colorado 80209

Steven Goodman                      3,000,000                  8.9%
24843 Del Prado
Dana Point, CA  92629

Lawrence Kaplan                     3,000,000                  8.9%
150 Motor Parkway
Hauppauge, NY 11788

Stanley Kaplan                      3,000,000                  8.9%
150 Motor Parkway
Hauppauge, NY 11788

Creative Business                   3,000,000                  8.9%
Strategies Inc.
5353 Manhattan Circle, Suite 201
Boulder, CO 80303

ALL OFFICERS AND
DIRECTORS AS A
GROUP (3 Individuals)               15,794,000                 46.9%


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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:

                  3.1 Certificate of Incorporation - incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-18.

                  3.2 Bylaws - incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18.

                  27.1 Financial Data Schedule.

         B. Reports on Form 8-K. No Reports on Form 8-K were filed by the Registrant during the fourth quarter of or at any time during its fiscal year.

                 REMAINDER OF PAGE LEFT INTENTIONALLY BLANK.

                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              THE PARK GROUP, LTD.
                                              By: /s/ Herbert R. Donica
                                              Herbert R. Donica
                                              President, Chairman and Treasurer

                                              Date:  March 15, 1998.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  TITLE            DATE

              By: /s/Herbert R. Donica            Chairman,      March 15, 1998
                  --------------------
                    Herbert R. Donica             President,
                                                  Treasurer
                                                  and Director

              By:  /s/Steven Goodman              Director       March 15, 1998
                   -----------------
                    Steven Goodman


              By:  /s/ Lawrence Kaplan            Secretary/     March 15, 1998
                   -------------------
                     Lawrence Kaplan              Director


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



                                              THE PARK GROUP, LTD.
                                              By:
                                              Herbert R. Donica
                                              President, Chairman and Treasurer

                                              Date:  March 15, 1998.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  TITLE            DATE

              By:                                 Chairman,      March 15, 1998
                    --------------------
                     Herbert R. Donica            President,
                                                  Treasurer
                                                  and Director

              By:                                 Director       March 15, 1998
                    -------------------
                     Steven Goodman


              By:                                 Secretary/     March 15, 1998
                    -------------------
                     Lawrence Kaplan              Director


                Supplemental Information to be Furnished With
         Reports Filed Pursuant to Section 15(d) of the Exchange Act
                           by Non-reporting Issuers


No annual report to security holders or proxy material has been sent to security holders of the Registrant.

18, 1998