Form 10QSB
period 1998-03-31
PARK GROUP LTD
filed 1998-05-14
CIK 791219

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

[  ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                        Commission file number 0-14962

                             THE PARK GROUP, LTD.
      (Exact name of small business issuer as specified in its charter)


Colorado                                                   84-1028825
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

                               632 Luzon Avenue
                             Tampa, Florida 33606
                   (Address of principal executive offices)

                                (813) 254-5508
                         (Issuer's telephone number)

                                  No change
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,690,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 6, 1998.

                                 FORM 10-QSB

           FINANCIAL STATEMENTS AND SCHEDULES The Park Group, Ltd.

                     For the Quarter ended March 31, 1998

The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I- FINANCIAL INFORMATION


                                                                     Page of
                                                                     Form 10-QSB
Item 1.  Financial Statements:

Balance Sheet -- March 31, 1998 and December 31, 1997                3
Statement of Operations for the three months ended March 31, 1998
  and 1997                                                           4
Statement of Changes in Stockholder's Equity for the three months
  ended March 31, 1998                                               5
Statement of Cash Flows for the three months ended March 31, 1998
  and 1997                                                           6
Notes to Financial Statements                                        7, 8

Item 2.  Management's Discussion and Analysis or Plan of Operation   9

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                             THE PARK GROUP, LTD.
                                BALANCE SHEETS

                                              March 31,       December 31,
                                                1998              1997
                                             (Unaudited)

                                    ASSETS
CURRENT ASSETS
        Cash                                   $  3,513        $  5,386
                                               --------        --------
             TOTAL ASSETS                      $  3,513        $  5,386
                                               --------        --------
                                               --------        --------

                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accrued expenses                       $  2,216        $  1,682
        Due to stockholders                      19,395          19,395
        Loan payable                              2,250           2,250
                                               --------        --------

             TOTAL CURRENT LIABILITIES           23,861          23,327
                                               --------        --------

STOCKHOLDERS EQUITY
        Common stock, $.0001 par value;
        1,000,000,000 shares authorized,
        33,690,000 issued and outstanding         3,369           3,369
        Preferred stock, no par value;
        100,000,000 shares authorized, none
        issued and outstanding
        Paid-in capital                         219,733         219,733
        Accumulated deficit                    (243,450)       (241,043)
                                               --------        --------

        Total Stockholders Equity (Deficit)    ( 20,348)       ( 17,941)
                                               --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $  3,513        $  5,386
                                               --------        --------
                                               --------        --------

                             THE PARK GROUP, LTD.
                           STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31
                                 (UNAUDITED)

                                                 1998              1997

REVENUES                                      $        0       $        0
                                              ----------       ----------
OPERATING EXPENSES
        Professional                               2,741            4,341
        General and administrative expenses        1,348              234
                                              ----------       ----------

TOTAL EXPENSES                                     4,089            4,575
                                              ----------       ----------

NET LOSS                                      $(   4,089)      $(   4,575)
                                              ----------       ----------
                                              ----------       ----------

LOSS PER SHARE
        Net loss per share                           NIL              NIL
                                              ----------       ----------
                                              ----------       ----------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  33,690,000       33,690,000
                                              ----------       ----------
                                              ----------       ----------

                             THE PARK GROUP, LTD.
                 STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)

                                 Common Stock   Paid In   Accumulated
                                Shares  Amount  Capital     Deficit      Total

Balance, January 1, 1997     33,690,000 $3,369  $219,733   $(241,043)  $(17,981)

Net loss for the three months
  ended March 31, 1998                0      0         0    (  2,407)   ( 2,407)
                             ---------- ------  --------   ---------   --------
Balance, March 31, 1998      33,690,000 $3,369  $219,733   $(243,450)  $(20,388)
                             ---------- ------  --------   ---------   --------
                             ---------- ------  --------   ---------   --------

                             THE PARK GROUP, LTD.
                           STATEMENT OF CASH FLOWS
                             FOR THE THREE MONTHS
                                ENDED MARCH 31
                                 (UNAUDITED)
                                                           1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                         $(2,407)  $(4,575)
        Increase (decrease) in:
                Accrued expenses                             534     4,341
                                                         -------   -------

NET CASH USED BY OPERATING ACTIVITIES                     (1,873)   (  234)

CASH FLOWS FROM FINANCING ACTIVITIES
        Stockholders loans                                     0       234
                                                         -------   -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      0       234
                                                         -------   -------

NET INCREASE (DECREASE) IN CASH                           (1,873)        0

BEGINNING CASH                                             5,386         0
                                                         -------   -------

ENDING CASH                                              $ 3,513   $     0
                                                         -------   -------
                                                         -------   -------

                             THE PARK GROUP, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1998 and 1997
                                 (UNAUDITED)

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

Related Party Transactions

The Companys President, Herbert R. Donica, provides management, legal, administrative services, and office space. There have been no charges for these items since prior to 1996.

Income Taxes

As of March 31, 1998, the Company had a $296,957 net operating loss carryforward available to offset future taxable income through 2002.

General

The financial data for the three months ended March 31, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

                             THE PARK GROUP, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1998 and 1997
                                 (UNAUDITED)

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $2,407 for the three months ended March 31, 1998. Combined with the fact that the Company has no working capital and an accumulated deficit of $243,450, it is managements assertion that these circumstances may hinder the Companys ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Companys short or long term needs.

                                    ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


    The Company incurred a net loss of $4,575 for the three months ended March 31, 1997 and $4,089 for the three months ended March 31, 1998. Combined with the fact that the Company has no working capital and an accumulated deficit of $243,450, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

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

    Plan of Operation. The Company has not realized any revenues from operations in the past two fiscal years, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. It cannot continue to satisfy its cash requirements for at least the next twelve months.

    Liquidity and Capital Resources. As of March 31, 1998, the Company had assets of $3,513 and liabilities of $23,861. This compares to assets of $5,386 and liabilities of $23,327 for the year ended December 31, 1997.

    Results of Operations. The Company has not conducted any active operations in the past two fiscal years, except for its efforts to locate suitable acquisition transactions. No revenue has been generated by the Company. It is unlikely the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings. To the best knowledge of the officers and directors, neither the Company nor any of its officers and directors are party to any legal proceeding or litigation. The officers and directors know of no such litigation being threatened or contemplated.

Item 2.     Changes in Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.  None.

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibit No.       Description
                27.1              Financial Data Schedule

            (b) Reports on Form 8-K.     None.

                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1998                          THE PARK GROUP, LTD.


                                            By: /s/ Herbert R. Donica
                                                Herbert R. Donica, President and
                                                Treasurer

                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1998                          THE PARK GROUP, LTD.



                                            By:
                                                Herbert R. Donica, President and
                                                Treasurer