Form 10QSB
period 1998-06-30
PARK GROUP LTD
filed 1998-08-13
CIK 791219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,690,000 shares of Common Stock, par value $.0001 per share, outstanding as of June 30, 1998.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              The Park Group, Ltd.

                       For the Quarter ended June 30, 1998

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                        Form 10-QSB
                                                                                        -----------
Item 1.  Financial Statements:

         Balance Sheet -- June 30, 1998 and December 31, 1997                           3
         Statement of Operations for the six months ended June 30, 1998
                  and 1997                                                              4
         Statement of Changes in Stockholder's Equity for the six months ended          5
                   June 30, 1998
         Statement of Cash Flows for the six months ended June 30, 1998
                  and 1997                                                              6
         Notes to Financial Statements                                                  7, 8

Item 2.  Management's Discussion and Analysis or Plan of Operation                      9
-----------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                             THE PARK GROUP, LTD.
                                BALANCE SHEETS

                                                                                   June 30,         December 31,
                                                                                    1998                1997
                                                                                 (Unaudited)

                                                             ASSETS
CURRENT ASSETS
         Cash                                                                    $         68          $   5,386
                                                                                 ------------          ---------
                  TOTAL ASSETS                                                   $         68          $   5,386
                                                                                 ------------          ---------
                                                                                 ------------          ---------


                                              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         Accrued expenses                                                         $     1,146          $   1,682
         Due to stockholders                                                           19,395             19,395
         Loan payable                                                                   2,250              2,250
                                                                                 ------------          ---------

                  TOTAL CURRENT LIABILITIES                                            22,791             23,327
                                                                                 ------------          ---------

STOCKHOLDER'S EQUITY
         Common stock, $.0001 par value;
         1,000,000,000 shares authorized,
         33,690,000 issued and outstanding                                              3,369              3,369
         Preferred stock, no par value; 100,000,000
         shares authorized, none issued and outstanding
         Paid-in capital                                                              219,733            219,733
         Accumulated deficit                                                         (245,825)          (241,043)
                                                                                 ------------          ---------

         Total Stockholder's Equity (Deficit)                                       (  22,723)         (  17,941)
                                                                                 ------------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $         68          $   5,386
                                                                                 ------------          ---------
                                                                                 ------------          ---------

                             THE PARK GROUP, LTD.
                           STATEMENT OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)

                                                                                 1998              1997

REVENUES                                                                    $          0       $         0
                                                                            ------------       -----------

OPERATING EXPENSES
         Professional                                                              2,712             6,466
         General and administrative expenses                                       2,070               532
                                                                            ------------       -----------

TOTAL EXPENSES                                                                     4,782             6,998
                                                                            ------------       -----------

NET LOSS                                                                       $(  4,782)         $( 6,998)
                                                                            ------------       -----------
                                                                            ------------       -----------

LOSS PER SHARE
         Net loss per share                                                          NIL               NIL
                                                                            ------------       -----------
                                                                            ------------       -----------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                                  33,690,000        33,690,000
                                                                            ------------       -----------
                                                                            ------------       -----------

                             THE PARK GROUP, LTD.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (UNAUDITED)

                                                         Common Stock             Paid In       Accumulated
                                                    Shares          Amount        Capital         Deficit          Total
Balance, January 1, 1997                          33,690,000        $3,369        $219,733        $(241,043)      $( 17,941)

Net loss for the Six months
  ended June 30, 1998                                      0             0               0       (    4,782)       (  4,782)
                                                  ----------        ------        --------        ---------        --------

Balance,  June 30, 1998                           33,690,000        $3,369        $219,733        $(245,825)       $(22,723)
                                                  ----------        ------        --------        ---------        --------
                                                  ----------        ------        --------        ---------        --------

                             THE PARK GROUP, LTD.
                           STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                 (UNAUDITED)

                                                                                           1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                        $( 4,782)          $(6,998)
         Increase (decrease) in:
           Accrued expenses                                                              (    536)            6,466
                                                                                         --------           -------

NET CASH USED BY OPERATING ACTIVITIES                                                     ( 5,318)         (    532)

CASH FLOWS FROM FINANCING ACTIVITIES
         Stockholder's loans                                                                    0               532
                                                                                         --------           -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       0               532
                                                                                         --------           -------

NET INCREASE (DECREASE) IN CASH                                                           ( 5,318)                0

BEGINNING CASH                                                                              5,386                 0
                                                                                         --------           -------

ENDING CASH                                                                              $     68          $      0
                                                                                         --------           -------
                                                                                         --------           -------

                             THE PARK GROUP, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1998 and 1997
                                 (UNAUDITED)

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

Income Taxes

As of June 30, 1998, the Company had a $296,957 net operating loss carryforward available to offset future taxable income through 2002.

General

The financial data for the six months ended June 30, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

                             THE PARK GROUP, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1998 and 1997
                                 (UNAUDITED)


NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $4,782 for the six months ended June 30, 1998. Combined with the fact that the Company has no working capital and an accumulated deficit of $245,825, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


      The Company incurred a net loss of $4,782 for the six months ended June 30, 1998 and $6,998 for the six months ended June 30, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $245,825 it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

      The Company completed a private placement of its stock on February 13, 1995. The Company's three directors and two affiliates purchased a total of 18,000,000 shares for an aggregate purchase price of $4,500. The Company currently has very little cash and no other assets.

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

      Liquidity and Capital Resources. As of June 30, 1998, the Company had assets of $68 and liabilities of $22,791. This compares to assets of $5,386 and liabilities of $23,327 as of December 31, 1997.

      Results of Operations. The Company has not conducted any active operations in the past two fiscal years except for its efforts to locate suitable acquisition transactions. No revenue has been generated by the Company. It is unlikely the Company will have any revenues unless it is able to obtain additional capital or effect an acquisition of or merger with an operating company, of which there can be no assurance.

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


Date: August 12, 1998                              THE PARK GROUP, LTD.



                                                    By: /s/ Herbert R. Donica
                                                        Herbert R. Donica
                                                        President and Treasurer