Form 10QSB
period 1998-09-30
PARK GROUP LTD
filed 1998-11-10
CIK 791219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / /   No /X/.

                      APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,388,875 shares of Common Stock, par value $.0001 per share, outstanding as of September 30, 1998.

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                              The Park Group, Ltd.

                    For the Quarter ended September 30, 1998

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                          PART I- FINANCIAL INFORMATION

                                                                                        Page of
                                                                                        Form 10-QSB
                                                                                        -----------
Item 1.  Financial Statements:

         Balance Sheet -- September 30, 1998 and December 31, 1997                      3
         Statement of Operations for the nine months ended September 30, 1998
                  and 1997 (unaudited)                                                  4
         Statement of Changes in Stockholder's Equity for the nine months ended
                   September 30, 1998 (unaudited)                                       5
         Statement of Cash Flows for the nine months ended September 30, 1998
                  and 1997 (unaudited)                                                  6
         Notes to Financial Statements                                                  7, 8

Item 2.  Management's Discussion and Analysis or Plan of Operation                      9
-----------------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                             THE PARK GROUP, LTD.
                                BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1998          1997
                                                      (Unaudited)

                                    ASSETS

CURRENT ASSETS
      Cash                                              $      25    $   5,386
                                                        ---------    ---------
            TOTAL ASSETS                                $      25    $   5,386
                                                        =========    =========


                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Accrued expenses                                    $   3,183    $   1,682
    Due to stockholders                                         0       19,395
    Loan payable                                                0        2,250
                                                        ---------    ---------

        TOTAL CURRENT LIABILITIES                           3,183       23,327
                                                        ---------    ---------

STOCKHOLDERS EQUITY
    Common stock, $.0001 par value;
    1,000,000,000 shares authorized, 76,388,875
    and 33,690,000 respectively issued and outstanding      7,639        3,369
    Preferred stock, no par value; 100,000,000
    shares authorized, none issued and outstanding
    Paid-in capital                                       237,108      219,733
    Accumulated deficit                                  (247,905)    (241,043)
                                                        ---------    ---------

        TOTAL STOCKHOLDERS EQUITY (DEFICIT)              (  3,158)    ( 17,941)
                                                        ---------    ---------

        TOTAL LIABILITIES AND
          STOCKHOLDERS EQUITY                           $      25    $   5,386
                                                        =========    =========

                            THE PARK GROUP, LTD.
                          STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)

                                                          1998        1997

REVENUES                                                $      0    $      0
                                                        --------    --------
OPERATING EXPENSES
    Professional                                           4,219       7,761
    General and administrative expenses                    2,643       2,365
                                                        --------    --------
TOTAL EXPENSES                                             6,862      10,126
                                                        --------    --------

NET LOSS                                                $( 6,862)   $(10,126)
                                                        ========    ========

LOSS PER SHARE
    Net loss per share                                       NIL         NIL
                                                        ========    ========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                          51,207,487  33,690,000
                                                      ==========  ==========

                            THE PARK GROUP, LTD.
                STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                (UNAUDITED)

                                          Common Stock        Paid In    Accumulated
                                        Shares      Amount    Capital      Deficit        Total
Balance, January 1, 1997              33,690,000    $3,369    $219,733    $(241,043)    $(17,941)

Issuance of common stock for
  Shareholder debt, June 11, 1998     42,698,875     4,270      17,375                    21,645

Net loss for the nine months
  ended September 30, 1998                     0         0           0     (  6,862)     ( 6,862)
                                      ----------    ------    --------    ---------     --------
Balance,  September 30, 1998          76,388,875    $7,639    $237,108    $(247,905)    $( 3,158)
                                      ==========    ======    ========    =========     ========

                            THE PARK GROUP, LTD.
                          STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)

                                                          1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $( 6,862)   $(10,126)
    Increase (decrease) in:
        Accrued expenses                                   1,501         400
                                                        --------    --------

NET CASH USED BY OPERATING ACTIVITIES                    ( 5,361)    ( 9,726)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stockholders loans                                         0       9,766
                                                        --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      0       9,766
                                                        --------    --------

NET INCREASE (DECREASE) IN CASH                          ( 5,361)         40

BEGINNING CASH                                             5,386           0

ENDING CASH                                             $     25    $     40
                                                        --------    --------

NON CASH FINANCING ATIVITIES

Issuance of 42,698,875 shares of common stock in satisfaction and cancellation of stockholder indebtedness in the amount of $21,645.

                            THE PARK GROUP, LTD.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 and 1997
                                (UNAUDITED)

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

Income Taxes

As of September 30, 1998, the Company had a $296,957 net operating loss carryforward available to offset future taxable income through 2002.

General

The financial data for the nine months ended September 30, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

                            THE PARK GROUP, LTD.
                       NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998 and 1997
                                (UNAUDITED)

NOTE 2 - CAPITAL STOCK

In July of 1996 the Company amended and restated its articles of incorporation to increase the authorized number of shares of common stock from 1,000,000 to 1,000,000,000, and to authorize 100,000,000 shares of preferred stock the relative rights to be established by the Board of Directors at the time of issuance.

During May of 1998 the board of directors resolved to issue 42,698,875 shares of its common stock to shareholders of the corporation. These shares were issued on June 11th in satisfaction and cancellation of the indebtedness owing to those shareholders in the amount of $21,645. The price per share paid reflected the lack of any current market of the stock of the Corporation and the speculative nature of any future value of the Corporation's shares of stock.


NOTE 3 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $6,862 for the nine months ended September 30, 1998. Combined with the fact that the Company has no working capital and an accumulated deficit of $247,905, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. As of the date of this report, management has not developed a formal plan to raise funds for neither the Company's short or long term needs.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company incurred a net loss of $6,862 for the nine months ended September 30, 1998 and $10,126 nine months ended September 30, 1997. Combined with the fact that the Company has no working capital and an accumulated deficit of $247,905 it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.


         In May 1998, the Company issued an aggregate of 42,698,875 shares of Common Stock with an aggregate purchase price of $21,645 for previous services rendered and indebtedness to the Company. Herbert R. Donica, a director and the Company's President, purchased 14,232,959 shares of Common Stock in exchange for the cancellation of $7,215 of indebtedness of the Company to Mr. Donica. Steven
J. Goodman, a director of the Company, and Lawrence Kaplan, the Secretary and a director of the Company, in addition to several other shareholders, each purchased 7,116,479 shares of Common Stock in exchange for the cancellation of $3,608 each in previous services rendered. The Company currently has virtually no cash or other assets.

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

         Liquidity and Capital Resources. As of September 30, 1998, the Company had assets of $ 25.00 and liabilities of $ 3,183. This compares to assets of $40.00 and liabilities of $15,045 as of December 31, 1997.

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

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.

         Year 2000 Computer Issue

         In light of the fact that the Company has no active business, no remedial measures will be necessary or taken to address the Year 2000 computer issue.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibit 27.  Financial Data Schedule

                  (b) Reports on Form 8-K.  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1998                     THE PARK GROUP, LTD.



                                            By: /s/ Herbert R. Donica
                                                ------------------------------
                                                Herbert R. Donica
                                                President and Treasurer