Form 10QSB
period 1999-03-31
SONUS COMMUNICATION HOLDINGS INC
filed 1999-07-29
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                QUARTERLY REPORT

           Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                           Commission File No. 0-30124

                       SONUS COMMUNICATION HOLDINGS, INC.
                             A Delaware Corporation
                   IRS Employer Identification No. 54-1939577
                  1600 Wilson Blvd, Suite 1008, Arlington, VA 22209
                             Telephone - (703) 527- 8860

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No X
                                       ---     ---



                          Common stock $.001 par value,
                          3,342,385 shares outstanding
                               as of July 26, 1999

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 March 31,        December 31,
                                                                    1999              1998
                                                                -----------        ---------
                                                                (unaudited)        (audited)
CURRENT ASSETS
   Cash and cash equivalents                                     $   4,663        $   1,002
   Accounts receivable                                              21,379           41,244
   Installment sales receivable, net of unearned
     profit of $129,464 and $131,340 at 3/31/99
     and 12/31/98, respectively                                    227,789          231,090
   Other current assets                                              7,366              -
                                                                 ---------         --------
TOTAL CURRENT ASSETS                                               261,197          273,336

PROPERTY AND EQUIPMENT, net                                        539,008          231,615
OTHER ASSETS                                                        33,062              -
                                                                 ---------        ---------

TOTAL ASSETS                                                     $ 833,267        $ 504,951
                                                                 =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $ 246,961        $ 202,842
   Vendor equipment payable                                        321,646          356,273
   Other current liabilities                                        55,374           26,693
                                                                 ---------        ---------
TOTAL CURRENT LIABILITIES                                          623,981          585,808

   Note payable - shareholder                                       99,969           99,969
                                                                 ---------        ---------
TOTAL LIABILITIES                                                  723,950          685,777

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value                                     4,498            3,250
   Additional paid-in capital                                      727,583           12,197
   Accumulated deficit                                            (622,764)        (196,273)
                                                                 ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                                         109,317         (180,826)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 833,267        $ 504,951
                                                                 =========        =========

               See notes to condensed consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended March 31,
                                                    1999            1998
                                                ------------    -----------
     REVENUES
       Telecommunications services              $ 242,438        $     -
       Consulting services                            -             13,450
                                                ---------        ---------
                                                  242,438           13,450

     OPERATING EXPENSES
       Direct Expenses                            383,766              -
       General & Administrative                   113,133           13,836
                                                ---------        ---------
                                                  496,899           13,836

     LOSS FROM OPERATIONS                        (254,461)            (386)

     OTHER INCOME (EXPENSE)
       Interest, net                                  461           (1,750)
       Merger related costs                      (172,491)             -
                                                ---------        ---------
                                                 (172,030)          (1,750)

     LOSS BEFORE INCOME TAXES                    (426,491)          (2,136)

       Provision for income taxes                       -              -
                                                ---------        ---------

     NET LOSS                                   $(426,491)       $  (2,136)
                                                =========        =========

     Basic loss per common share                $   (0.12)       $     -
                                                =========        =========

     Shares used in per share calculation       3,584,980        3,250,000
                                                =========        =========



            See notes to condensed consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                     ------------------------------
                                                         1999             1998
                                                     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                           $(426,491)       $  (2,136)
   Adjustments to reconcile net loss to
     net cash utilized in operating activities:
     Depreciation                                        16,537              -
   Changes in assets and liabilities:
     Decrease in accounts receivable                     19,865              -
     Decrease in installment sales receivable             3,301              -
     (Increase) decrease in prepaid expenses             (7,366)             601
     Increase (decrease) in accounts payable             34,922             (231)
     (Decrease) in vendor equipment payable             (34,627)             -
     Increase in accrued expenses                        37,878            1,822
                                                      ---------        ---------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                     (355,981)              56

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                            (323,930)             -
   Deposits for equipment and circuits                  (33,062)             -
                                                      ---------        ---------
     NET CASH USED IN INVESTING ACTIVITIES             (356,992)             -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Private Placement of common shares, net              626,634              -
   Fees paid by issuance of common shares                90,000              -
                                                      ---------        ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES          716,634              -

CASH AND CASH EQUIVALENTS, BEGINNING                      1,002              235
                                                      ---------        ---------

CASH AND CASH EQUIVALENTS, END                        $   4,663        $     291
                                                      =========        =========




               See notes to condensed consolidated financial statements

                        SONUS COMMUNICATION HOLDINGS INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              For the Three Months
                          Ended March 31, 1999 and 1998

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiary and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. On May 14, 1999, the Company filed a Form 10SB with the Securities and Exchange Commission to register the common stock of the Company. This Form 10QSB should be read in conjunction with the Form 10SB.

2. MERGER

   In January 1999, Sonus Communications Inc ("Sonus"), entered into merger discussions with The Park Group, Inc ("Park"). In anticipation of the merger, Park formed Sonus Park Acquisition, Inc. as a wholly owned subsidiary of Park. On March 4, 1999, Park Acquisition merged with and into Sonus leaving Sonus as the surviving corporation and a wholly owned subsidiary of Park. The former shareholders of Sonus received 92% of the capital stock of the surviving entity.

   On April 7, 1999, Park organized Sonus Communication Holdings, Inc ("Holdings") as a Delaware corporation and wholly owned subsidiary of Park. On April 16, 1999, Holdings merged with and into Park, leaving Holdings as the surviving corporation. As a consequence of the merger, Sonus became a wholly owned subsidiary of Holdings. Shares of Park were exchanged for shares of Holdings on a one-for-one basis in the merger. The purpose of the merger was to re-incorporate in the state of Delaware.

   L. Flomenhaft & Co., an investment banker, acted as a consultant to Park on the merger. As a fee for services, L. Flomenhaft & Co. received 150,000 shares of the Company. The Company issued 120,000 shares to L. Flomenhaft & Co. and the remaining 30,000 shares to a nominee of L. Flomenhaft & Co.

3. FINANCING

   On January 21, 1999, Sonus completed the sale of 750,000 shares of common stock at $1.00 per share in a private placement to 21 individual and corporate accredited investors. L. Flomenhaft & Co acted as placement agent. The aggregate offering price was $750,000 with Sonus netting cash proceeds of $626,634. L. Flomenhaft received $75,000 in cash and a five year warrant for 112,500 shares of common stock at an exercise price of $1.00 per share for acting as placement agent. The Company issued a warrant for 90,000 shares to
   L. Flomenhaft & Co and a warrant for the remaining 22,500 shares to a nominee of L. Flomenhaft & Co. The investors in the private placement received piggyback registration rights in connection with the sale.

   In May 1999, subsequent to the balance sheet date, the Company issued $575,000 in 10% convertible debentures ("Debentures"). The principal amount plus accrued interest are due on demand by the lender six months following the date of issuance. Under the terms of the Debentures, all principal as well as accrued interest shall, upon closing a minimum amount of $500,000 in a private placement, automatically be converted into shares of the Company's common stock. Debenture holders are also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures are converted. The Company intends to offer to convert the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provide the additional shares as part of the equity kicker. Alternatively, the Company intends to offer Debenture holders the option to convert their Debentures into Units consisting of one common share and one warrant convertible into one common share at an exercise price of $3.00 per share (the "Units") at a price per Unit of $2.00. The unit is equivalent to those being offered in a private placement memorandum dated June 28, 1999. In the event the Debenture holders convert their Debentures into Units, each Debenture holder will receive an additional amount of Units equal to one-half the amount of Units received upon conversion of the Debentures into Units.

   On June 28, 1999, the Company issued a private placement memorandum to raise additional funds. The private placement memorandum offers a minimum of 250,000 Units and a maximum of 1,250,000 Units at $2.00 per Unit.

4. WARRANTS

   On January 14, 1999, Sonus Communications entered into a two year consulting arrangement with L. Flomenhaft & Co. ("Consultant") whereby the Consultant is to provide strategic financial, business planning and business development services. The Agreement became effective January 21, 1999 when the first private placement was completed. To compensate Consultant for his efforts, Sonus issued a five year warrant for 487,500 shares of common stock of the Company with an exercise price of $1.00 per share.

   Effective April 1, 1999, the Company entered into a consulting agreement with Coffin & Sons, Inc., a consulting firm owned by Mr. W. Todd Coffin, the Company's President and CEO. The agreement provides that Mr. Coffin will serve as CEO for a term of six months and 15 days and that Mr. Coffin will serve on the Board of Directors of the Company during the consulting period. For the services of Mr. Coffin, Coffin & Sons will receive cash compensation of $10,000 per month of which $2,000 per month is deferred until after the successful completion of the next private placement completed after the effective date of the agreement. In addition to the cash compensation, Coffin & Sons, Inc was issued 50,000 shares of common stock in May 1999 and is entitled to receive (i) 50,000 shares upon the successful completion of a private placement with gross proceeds of at least $1 million; (ii) 50,000 shares following the registration of shares issued in the private placement and the shares trade at or above $3.00 per share for 20 consecutive trading days; and (iii) 50,000 shares following the installation of a new chief executive officer identified by Coffin & Sons,Inc and acceptable to the Company.

   On April 20, the Company entered into a three month consulting agreement with Hudson Capital, a consulting firm owned by Mr. Raleigh Coffin, a director of the Company and the father of Mr. W. Todd Coffin. The agreement provides for Mr. R. Coffin to help the Company develop a comprehensive business plan along with an institutional investor presentation. Compensation to Hudson Capital consists of a five year warrant for 100,000 shares with an exercise price of $1.00 per share. The warrant vests as to: (i)25,000 shares upon the signing of the agreement; (ii)25,000 shares upon the completion of the business plan;
   (iii)25,000 shares upon successful completion of the private placement noted above and; (iv) 25,000 shares when the stock publicly trades at $3.00 per share for at least 20 consecutive days.

   In April 1999, Mr. Charles Albo, Chairman, and Ms. Maraneli, Executive Vice President each transferred 550,000 shares of common stock to the Company for cancellation by the Company. In exchange for the shares, the Company issued Mr. Albo and Ms Maraneli each a five year warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $1.50 per share. Mr. Albo and Ms Maraneli are the original founders of Sonus Communications, Inc.

   Additionally, the Company in May 1999 redeemed from each of Mr. Albo and Ms Maraneli 75,000 shares at $1.50 per share. Mr. Albo and Ms Maraneli have agreed that payment of the Redemption Price will be deferred until the closing of a private placement of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of Mr. Albo and Ms Maraneli up to $7,000 per month not to exceed the total redemption price. All amounts advanced will be deducted from the redemption price when paid. Repayment is required to be made to the Company only from the redemption price when paid.

   Pursuant to employment contracts, the Company has issued warrants to Mr. Stephen Albo, the Company's Chief Technical Officer and to Mr. Richard Rose, the Company's Chief Financial Officer. Initially, Mr. Albo received in lieu of a salary, a five year warrant to acquire 75,000 shares of common stock of the Company at $1.00 per share which is fully vested and at the time Mr. Albo became a full time employee, a second five year warrant to purchase 75,000 shares of common stock of the Company which vests over three years. Mr. Rose received upon execution of an employment agreement, a five year warrant to purchase 75,000 shares of common stock of the Company at $1.00 per share which vests over three years.

5.  OPTION PLANS

   Employee Stock Option Plan: On June 10, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Plan, which expires on June 10, 2009, employees of the Company and its subsidiaries may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the Fair Market Value on the date of grant or 110% of fair market value in the case of a grant to a 10% shareholder. No option will be exercisable more than ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan. At March 31, 1999, no grants had been made.

   Options typically vest quarterly over a three year period unless the Board of Directors in its discretion provide otherwise. Options shall become fully vested upon a "change of control" as defined in the 1999 Plan.

   Directors Option Plan: On June 10, 1999, the Company adopted the 1999 Director Stock Incentive Plan (the "Director Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the Director Plan, which expires on June 10, 2009, non-employee directors of the Company may be granted non-statutory stock options at an exercise price equal to 100% of the Fair Market Value on the date of grant. No option will be exercisable more than ten years from the date of grant. The Company has reserved 350,000 shares for issuance under the Director Plan. At March 31, 1999, no shares had been granted under the Director Plan.

6.  NOTE PAYABLE - SHAREHOLDER

   At December 31, 1998, Sonus Communications had a note payable to a shareholder for $99,969 plus accrued interest. In conjunction with an agreement made with the shareholder effective April 16, 1999, the note was converted into 44,431 shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

For the first quarter of 1999, Sonus had revenues of $242,000 compared to $13,000 for the first quarter of 1998. During 1998, Sonus began installing its network with the first revenues generated from telecommunications services occurring in the fourth quarter of 1998. Revenues prior to the fourth quarter of 1998 were from consulting services. As the Company focused on telecommunications services and expanding its network, revenues from consulting have decreased. For the first quarter of 1999, all revenues were from telecommunications services. Compared to the fourth quarter of 1998, revenues for telecommunications services increased 9%, or an annualized 37.1%. The first circuit installed was to the Republic of Georgia. During the first quarter of 1999, the Company began installing the network to China. This circuit began carrying traffic during the 1999 second quarter. As Sonus proves the reliability of the system, Sonus expects telephone traffic to China to increase if the Company can remain price competitive. Since beginning service to China, the Company has experienced a decline in prices because of the competition. Sonus is also in the process of installing a system in southwest Asia which the Company expects to be generating telephone traffic beginning later in 1999.

As the above locations prove reliable, Sonus expects its customers to send more traffic over Sonus' network thereby increasing revenues. The Company is also developing partnerships in other foreign markets which should allow Sonus to enter these markets and install networks.

By using the Internet, Sonus has a cost advantage over traditional long distance competitors that use leased bandwidth. As a result of this advantage, Sonus expects to be able to attract customers that will use the Sonus network to carry long distance traffic resulting in additional revenue to Sonus.

For the quarter ended March 31, 1999, the Company had direct operating expenses of $383,766. These expenses relate to the installation and operation of the network. Since the network was not installed until the fourth quarter of 1998, there are no comparable expenses in 1998. These expenses include fixed costs that are incurred during the installation and testing phases of the network, the fixed costs and the operating costs of carrying telephone traffic.

General and Administrative expenses were $113,133 for the quarter ended March 31, 1999 compared to $13,836 for the comparable 1998 quarter. This increase is directly attributable to the increase from a staff consisting of only the founders in 1998 who did not take a salary in the first quarter to staffing of five at March 31, 1999 and all associated costs of establishing and maintaining an office. Sonus will continue to make an investment in staffing as 1999 progresses.. The Company expects that in order to increase capacity of the currently installed locations and to expand into additional locations, as well as obtaining the administrative support necessary to being a public company, a significant investment in both equipment and personnel will be needed. The result will be to increase operating expenses with no assurance of any return on investment.

On March 4, 1999, Sonus Communications merged with and into Sonus Park Acquisitions, Inc, a newly formed wholly-owned subsidiary of the Park Group. Sonus, which was the surviving entity, became a wholly-owned subsidiary of the Park Group and the only asset of Park. On April 7, 1999, Park organized Sonus Communication Holdings, Inc as a Delaware corporation and a wholly-owned subsidiary of Park. On April 16, 1999, Sonus Holdings merged with and into Park leaving Sonus Holdings as the surviving corporation. Shares of Park were exchanged for shares of Sonus Holdings on a one-for-one basis. The purpose of the merger was to re-incorporate in Delaware. The costs incurred during the first quarter of 1999 under the caption Merger Related Costs amounting to $172,491 relate to these transactions. Please see the Footnotes to Condensed Consolidated Financial Statements for additional information on the merger.

As a result of the limited revenue, the increased costs associated with the expansion and the costs of the merger, the Company had a net loss of $426,491 for the first quarter of 1999. This is compared to a net loss of $2,136 for the first quarter of 1998 when operations were limited.

Liquidity

At December 31, 1998, the Company had cash of $1,002, negative working capital of $312,472 and negative shareholders equity of $180,826. In January 1999, Sonus completed the sale of 750,000 shares of its common stock in a private offering realizing net proceeds aggregating $627,000. Subsequent to March 31, 1999, the Company raised $575,000 in a convertible bridge loan. During the third quarter, the Company expects to raise additional funds through a private placement to fund operations. The private placement is expected to raise a minimum of $500,000 and a maximum of $2.5 million. At the completion of the minimum offering, the convertible bridge loan will convert into equity. For more details, see the Footnotes to Condensed Consolidated Financial Statements included in this Form 10-QSB.

As noted above, expansion of the current network as well as the addition of more locations requires substantial investment of both equipment and personnel. The Company expects that it will have to continue to raise funds in both the private and public markets to have enough cash to pay for this expected expansion.

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

On May 27, 1999, the Company issued $575,000 original principal amount of its 10% convertible debentures (the "Debentures") to accredited corporate and individual investors pursuant to Rule 506 of Regulation D promulgated under the Exchange Act and Section 4(2) of the Exchange Act. The Company received net proceeds of approximately $569,000 after deducting offering expenses including but not limited to legal, accounting and printing costs. Selling commissions of approximately $57,500 payable to Flomenhaft, as placement agent, have been deferred pending the closing of the next private placement to occur after the issuance of the Debentures. The Company relied on information provided and representations made by purchasers of the Debentures in claiming exemption from the registration obligations of the Securities Act of 1933, as amended.

The principal amount outstanding under the Debentures plus accrued interest are due on demand by the holder any time after six months following the date of issuance. Under the terms of the Debentures, all principal as well as accrued interest shall, upon closing of the next private placement following the issuance of the Debentures, automatically be converted into shares of the Company's common stock. Debenture holders are also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures are converted. The Company intends to offer to convert the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provide the additional shares as part of the equity kicker. Alternatively, the Company intends to offer Debenture holders the option to convert their Debentures into Units consisting of one common share and one warrant convertible into one common share at an exercise price of $3.00 per share, at a price per Unit of $2.00. The Units are equivalent to those being offered by the Company in a private placement memorandum dated June 28, 1999, none of which have been sold prior to the filing of this report. In the event the Debenture holders convert their Debentures into Units, each Debenture holder will receive an additional amount of Units equal to one-half the amount of Units received upon conversion of the Debentures into Units.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 1999, Park organized Holdings as a Delaware corporation and a wholly-owned subsidiary of Park. A special meeting of the shareholders of Park was called, noticed and held on April 12, 1999 in order to approve the merger of Park into Holdings, leaving Holdings as the surviving corporation. All of the 3,227,444 shares present at the meeting voted for the merger of Park into Holdings in order to reincorporate in the State of Delaware. There were no votes against the merger nor any abstentions or broker non-votes.

On July 12, 1999, the stockholders of the Company adopted the Company's 1999 Stock Incentive Plan and the 1999 Directors Stock Incentive Plan by written consent in lieu of a special meeting of stockholders in accordance with Delaware General Corporation Law. The written consent in lieu of a special meeting was signed by holders of 2,094,431 shares of common stock, constituting a majority of common stock issued and outstanding and being sufficient to approve the adoption of the 1999 Stock Incentive Plan and the 1999 Directors Stock Incentive Plan. Holders of 1,247,954 shares of common stock did not participate in the stockholder action by written consent in lieu of special meeting. There were no votes against the adoption of the plans nor any broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Exhibit 2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

            Exhibit 2.1 Articles of Merger dated February 26, 1999, previously filed as Exhibit 3.1(f) of Form 10-SB of the Company filed May 14, 1999 (the "Form 10-SB"), hereby incorporated by reference.
            Exhibit 2.2 Articles of Merger dated April 12, 1999, previously filed as Exhibit 3.1(g) of Form 10-SB, hereby incorporated by reference.
            Exhibit 2.3 Certificate of Merger dated April 12, 1999, previously filed as Exhibit 3.1(h) of Form 10-SB, hereby incorporated by reference.

      Exhibit 3.  Articles of incorporation and bylaws.

            Exhibit 3.1 Certificate of Incorporation, previously filed as
   Exhibit 2.1 of Form 10-SB, hereby incorporated by reference.
            Exhibit 3.2 By-laws, previously filed as Exhibit 2.2 of Form 10-SB, hereby incorporated by reference.

      Exhibit 4.  Instruments defining the rights of holders, incl. debentures.

            Exhibit 4.1 Stock Subscription Agreement dated January 14, 1999, previously filed as Exhibit 3.1(a) of Form 10-SB, incorporated herein by reference.
            Exhibit 4.2 Placement Agent Agreement dated January 14, 1999, previously filed as Exhibit 3.1(b) of Form 10-SB, incorporated herein by reference.
            Exhibit 4.3 Shareholders Agreement dated as of January 21, 1999, previously filed as Exhibit 3.1(c) of Form 10-SB, incorporated herein by reference.
            Exhibit 4.4 10% Convertible Debentures dated May 5, 1999, previously filed as Exhibit 3.1(d) of Form 10-SB, incorporated herein by reference.

            Exhibit 4.5 Debenture Purchase Agreement dated May 5, 1999, previously filed as Exhibit 3.1(e) of Form 10-SB, incorporated herein by reference.
            Exhibit 4.6 Articles of Merger dated February 26, 1999, previously filed as Exhibit 3.1(f) of Form 10-SB, hereby incorporated by reference.
            Exhibit 4.7 Articles of Merger dated April 12, 1999, previously filed as Exhibit 3.1(g) of Form 10-SB, hereby incorporated by reference.
            Exhibit 4.8 Certificate of Merger dated April 12, 1999, previously filed as Exhibit 3.1(h) of Form 10-SB, hereby incorporated by reference.
            Exhibit 4.9 Form of Warrant, previously filed as Exhibit 3.1(i) of Form 10-SB, hereby incorporated by reference.
            Exhibit 4.10 Placement Agent Warrant, previously filed as Exhibit 3.1(h) of Form 10-SB, hereby incorporated by reference.

      Exhibit 10.  Material Contracts.

            Exhibit 10.3 Consulting Agreement dated January 14, 1999, previously filed as Exhibit 6.1(a) of Form 10-SB, hereby incorporated by reference.
            Exhibit 10.4 Placement Agent Agreement dated January 14, 1999, previously filed as Exhibit 3.1(b) of Form 10-SB, incorporated herein by reference.
            Exhibit 10.5 Employment Agreement with Richard D. Rose dated April 15, 1999, previously filed as Exhibit 6.1(c) of Form 10-SB, incorporated herein by reference.
            Exhibit 10.6 Consulting Agreement with Raleigh Coffin dated as of April 15, 1999, previously filed as Exhibit 6.1(d) of Form 10-SB, incorporated herein by reference.
            Exhibit 10.7 10% Convertible Debentures dated May 5, 1999, previously filed as Exhibit 3.1(d) of Form 10-SB, incorporated herein by reference.
            Exhibit 10.8 Consulting Agreement dated April 15, 1999 between the Company and Coffin & Sons, Inc., previously filed as Exhibit 6.1(f) of Form 10-SB, incorporated herein by reference.

      Exhibit 27.  Financial Data Schedule

   REPORTS ON FORM 8-K

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          SONUS COMMUNICATION HOLDINGS, INC
                                          ---------------------------------
                                                   (Registrant)

DATE:    JULY 28, 1999                    BY:  /s/  W. Todd Coffin
                                          ------------------------
                                          W. Todd Coffin
                                          President and Chief Executive Officer

DATE:   JULY 28, 1999                     BY:  /s/ Richard D. Rose
                                          ------------------------
                                          Richard D. Rose
                                          Chief Financial Officer