Form 10QSB
period 1999-06-30
SONUS COMMUNICATION HOLDINGS INC
filed 1999-08-13
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB

                                QUARTERLY REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                          Commission File No. 0-30124





                       SONUS COMMUNICATION HOLDINGS, INC.
                             A Delaware corporation
                   IRS Employer Identification No. 54-1939577
               1600 Wilson Blvd, Suite 1008, Arlington, VA 22209
                          Telephone - (703) 527- 8860





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes              No X
                                 --------       -----




                         Common stock $.001 par value,
                          3,592,385 shares outstanding
                             as of August 10, 1999

                                      -0-

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               June 30,    December 31,
                                                                 1999         1998
                                                              -----------  ------------
                                                              (unaudited)    (audited)
CURRENT ASSETS
    Cash and cash equivalents                                 $   55,815     $    1,002
    Accounts receivable                                           23,286         41,244
    Installment sales receivable, net of unearned
      profit of $124,723 and $131,340 at 6/30/99
      and 12/31/98, respectively                                 219,433        231,090
    Other current assets                                          61,116          -
                                                              ----------   ------------
TOTAL CURRENT ASSETS                                             359,650        273,336

PROPERTY AND EQUIPMENT, net                                      535,507        231,615
OTHER ASSETS                                                     135,840         -
                                                              ----------    -----------

TOTAL ASSETS                                                  $1,030,997       $504,951
                                                              ==========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $   226,686       $202,842
    Vendor equipment payable                                     364,667        356,273
    Other current liabilities                                     53,243         26,693
                                                             -----------      ---------
TOTAL CURRENT LIABILITIES                                        644,596        585,808

    Convertible debentures                                       575,000         -
    Due to shareholders                                          197,000         99,969
                                                              ----------     ----------
TOTAL LIABILITIES                                              1,416,596        685,777

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value                                  3,342          3,250
    Additional paid-in capital                                   641,207         12,197
    Accumulated deficit                                       (1,030,148)      (196,273)
                                                              -----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                      (385,599)      (180,826)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,030,997     $  504,951
                                                              ==========     ==========

            See notes to condensed consolidated financial statements

                SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                      Three Months Ended June 30,      Six Months Ended June 30,
                                           1999         1998               1999        1998
                                       -----------   -----------        ---------  -------------
OPERATING INCOME
    Telecommunications services         $386,934     $    4,000          $629,372      $   4,000
    Consulting services                        0         15,500                 0         28,950
                                       ---------     ----------        ----------      ---------
                                         386,934         19,500           629,372         32,950

OPERATING EXPENSES
    Direct Expenses                      374,761          2,848           758,527          2,848
    General & administrative             339,133         20,740           452,266         34,576
                                       ---------     ----------         ---------      ---------
                                         713,894         23,588         1,210,793         37,424

LOSS FROM OPERATIONS                    (326,960)        (4,088)         (581,421)        (4,474)

OTHER INCOME (EXPENSE)
    Interest, net                          1,130         (1,749)            1,591         (3,499)
    Merger related costs                 (81,554)           -            (254,045)          -
                                      -----------    ----------         ----------   -----------
                                         (80,424)        (1,749)         (252,454)        (3,499)

LOSS BEFORE INCOME TAXES                (407,384)        (5,837)         (833,875)        (7,973)

    Provision for income taxes           -              -                 -               -
                                      ----------     ----------         ---------   ------------

NET LOSS                               $(407,384)     $  (5,837)        $(833,875)     $  (7,973)
                                       ==========    ===========        ==========     ==========

Basic loss per common share            $    0.11      $    -            $    0.22      $    -
                                       =========     ==========         =========      =========

Shares used in per share calculation   3,584,980      3,250,000         3,854,478      3,250,000
                                       =========     ==========         =========      =========



            See notes to condensed consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six Months Ended June 30,
                                                              --------------------------
                                                                 1999            1998
                                                               --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                   $(833,875)     $ (7,973)
   Adjustments to reconcile net loss to net cash utilized
      in operating activities:
      Depreciation                                               42,907         2,848
      Common shares issued for services rendered                127,500           -
      Changes in assets and liabilities:
      Decrease in net accounts receivable                        17,958           -
      (Increase) decrease in installment sales receivable        11,657      (231,090)
      (Increase) decrease in prepaid expenses                   (61,116)        1,101
      Increase (decrease) in accounts payable                    14,647        (1,629)
      Increase in vendor equipment payable                        8,394       383,292
      Increase in customer deposits                                 -          50,100
      Increase in accrued expenses                               35,746         3,782
                                                               --------      --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (636,182)      200,431

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                    (346,799)     (199,353)
   Deposits for equipment and circuits                         (135,840)        -
                                                               ---------     --------
      NET CASH USED IN INVESTING ACTIVITIES                    (482,639)     (199,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Private placement of common shares, net                      626,634         -
   Issuance of convertible debentures                           575,000         -
   Repurchase of founder shares                                 (28,000)        -
                                                            ------------     --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,173,634         -

CASH AND CASH EQUIVALENTS, BEGINNING                              1,002           235
                                                            -----------      --------

CASH AND CASH EQUIVALENTS, END                              $    55,815   $     1,313
                                                            ===========   ===========


            See notes to condensed consolidated financial statements

                        SONUS COMMUNICATION HOLDINGS INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Six Months
                          Ended June 30, 1999 and 1998


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiary and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. On May 14, 1999, the Company filed a Form 10SB with the Securities and Exchange Commission to register the common stock of the Company under the Securities Exchange Act of 1934, as amended. This Form 10-QSB should be read in conjunction with the Form 10SB.

2.  MERGER

    In January 1999, Sonus Communications Inc ("Sonus"), entered into merger discussions with The Park Group ("Park"). In anticipation of the merger, Park formed Sonus Park Acquisition, Inc. as a wholly owned subsidiary of Park. On March 4, 1999, Park Acquisition merged with and into Sonus leaving Sonus as the surviving corporation and a wholly owned subsidiary of Park. The former shareholders of Sonus received 92% of the capital stock of Park.

    On April 7, 1999, Park organized Sonus Communication Holdings, Inc.("Holdings") as a Delaware corporation and wholly owned subsidiary of Park. On April 16, 1999, Holdings merged with and into Park, leaving Holdings as the surviving corporation. As a consequence of the merger, Sonus became a wholly owned subsidiary of Holdings. Shares of Park were exchanged for shares of Holdings on a one-for-one basis in the merger. The purpose of the merger was to re-incorporate in the state of Delaware.

    L. Flomenhaft & Co., Inc., an investment banker, acted as a consultant to Park on the merger. As a fee for services, L. Flomenhaft received 150,000 shares of the Company. Of the 150,000 shares, the Company issued 120,000 shares to L. Flomenhaft & Co and the remaining 30,000 shares to a nominee of L. Flomenhaft & Co.

3.  FINANCING

    On January 21, 1999, Sonus completed the sale of 750,000 shares of common stock at $1.00 per share in a private placement to accredited investors. L. Flomenhaft & Co. acted as placement agent. The aggregate offering price was $750,000 with Sonus netting cash proceeds of $626,634. L. Flomenhaft & Co. received $75,000 in cash and a five year common stock purchase warrant for 112,500 shares at an exercise price of $1.00 per share for its services. Of the 112,500 warrants, Sonus issued a warrant for 90,000 shares to L. Flomenhaft & Co and a warrant for the remaining 22,500 shares to a nominee of L. Flomenhaft & Co. The investors in the private placement received piggyback registration rights in connection with the sale.

    In May 1999, the Company issued an aggregate principal amount of $575,000 of its 10% convertible debentures ("Debentures"). The principal amount plus accrued interest are due on demand by the lender six months following the date of issuance. Under the terms of the Debentures, all principal as well as accrued interest shall, upon closing a minimum amount of $500,000 in the next private placement following the issuance of the Debentures, automatically be converted into shares of the Company's common stock. Debenture holders are also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures are converted. The Company intends to offer to convert the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provide the additional shares as part of the equity kicker.

    In August 1999, the Company sold $500,000 of its equity Units, consisting of an aggregate of 250,000 shares of common stock and 250,000 common stock purchase warrants. Each warrant is exercisable at $3.00 per share of common stock. The sale resulted in net proceeds to the Company of $435,000.

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

    Effective April 1, 1999, the Company entered into a consulting agreement with Coffin & Sons, Inc., a consulting firm owned by Mr. W. Todd Coffin, the Company's President and CEO. The agreement provides that Mr. Coffin will serve as CEO for a term of six months and 15 days and that Mr. Coffin will serve on the Board of Directors of the Company during the consulting period. For the services of Mr. Coffin, Coffin & Sons will receive cash compensation of $10,000 per month of which $2,000 per month is deferred until after the successful completion of the next private placement completed after the effective date of the agreement. In addition to the cash compensation, Coffin & Sons, Inc was issued 50,000 shares of common stock in May 1999 and is entitled to receive (i) 50,000 shares upon the successful completion of the private placement with gross proceeds of at least $1 million; (ii) 50,000 shares following the registration of shares issued in the private placement and the shares trade at or above $3.00 per share for 20 consecutive trading days; and (iii) 50,000 shares following the installation of a new chief executive officer identified by Coffin & Sons, Inc and acceptable to the Company.

    On April 20, 1999 the Company entered into a three month consulting agreement with Hudson Capital, a consulting firm owned by Mr. Raleigh Coffin, a director of the Company and the father of Mr. W. Todd Coffin. The agreement provides for Mr. R. Coffin to help the Company develop a comprehensive business plan along with an institutional investor presentation. Compensation to Hudson Capital consisted of $10,000 per month of which $5,000 per month is deferred until after the successful completion of the next private placement and a five year warrant for 100,000 shares with an exercise price of $1.00 per share. The warrant vests as to: (i)
    25,000 shares upon the signing of the agreement; (ii) 25,000 shares upon the completion of the business plan; (iii) 25,000 shares upon successful completion of the private placement noted above and (iv) 25,000 shares when the stock publicly trades at $3.00 per share for at least 20 consecutive days.

    In April 1999, Mr. Charles Albo, Chairman, and Ms. Maraneli, Executive Vice President each transferred 550,000 shares of common stock to the Company for cancellation by the Company. In exchange for the shares, the Company issued Mr. Albo and Ms Maraneli each a five year warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $1.50 per share. Mr. Albo and Ms. Maraneli are the original founders of Sonus Communications, Inc.

    Additionally, the Company in May 1999 redeemed from each of Mr. Albo and Ms Maraneli 75,000 shares at $1.50 per share (the "Redemption Price"). Mr. Albo and Ms. Maraneli have agreed that payment of the Redemption Price will be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of Mr. Albo and Ms. Maraneli up to $7,000 per month not to exceed the total Redemption Price. All amounts advanced will be deducted from the redemption price when paid. Repayment is required to be made to the Company only from the Redemption Price when paid. As of June 30, 1999, $28,000 had been advanced leaving a balance due for the redemption of $197,000.

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

5.  OPTION PLANS

    Employee Stock Option Plan: On June 10, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Plan, which expires on June 10, 2009, employees of the Company and its subsidiaries may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% shareholder. No option will be exercisable more than ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan. At June 30, 1999, employees had been granted 206,000 shares.

    Options typically vest quarterly over a three year period unless the Board of Directors in its discretion provides otherwise. Options shall become fully vested upon a "change of control" as defined in the 1999 Plan.

    Directors Option Plan: On June 10, 1999, the Company adopted the 1999 Director Stock Incentive Plan (the "Director Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the Director Plan, which expires on June 10, 2009, non-employee directors of the Company may be granted non-statutory stock options at an exercise price equal to 100% of the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. The Company has reserved 350,000 shares for issuance under the 1999 Plan. At June 30, 1999, no shares had been granted under the Director Plan.

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

For the second quarter of 1999, Sonus had revenues of $387,000 compared to $19,000 for the second quarter of 1998. For the first half of 1999, the Company had revenues of $629,000 compared to $33,000 for the first half of 1998. During 1998, Sonus began installing its network with the first revenues generated from telecommunications services occurring in the fourth quarter of 1998. Revenues prior to the fourth quarter of 1998 were mostly from consulting services. As the Company has focused on telecommunications services and expanding its network, revenues from consulting have decreased with no consulting service revenues during 1999. The first circuit installed was to the Republic of Georgia which began generating revenues in the fourth quarter of 1998. During the first quarter of 1999, the Company began installing the network to China. This circuit began carrying traffic during the 1999 second quarter. As Sonus proves the reliability of the system in China to its customers, Sonus expects telephone traffic to China to increase if the Company can remain price competitive. Since beginning service to China, the Company has experienced a decline in prices due to competitive pressures. Sonus is also in the process of installing a system in southwest Asia which the Company expects to begin generating telephone traffic in the last part of the third quarter of 1999.

As the above locations prove reliable, Sonus expects it customers to send more traffic over Sonus' network thereby increasing revenues. The Company is also developing partnerships in other foreign markets which should allow Sonus to enter these markets and install networks.

The Company had direct operating expenses of $374,000 and $758,000 for the quarter and six months ended June 30, 1999, respectively. These expenses relate to the installation and operation of the network. Since the network was not installed until the fourth quarter of 1998, there are no comparable expenses in 1998. These expenses include fixed costs that are incurred during the installation and testing phases of the network, as well as the fixed costs and the operating costs of carrying telephone traffic.

General and administrative expenses were $339,000 for the quarter ended June 30, 1999 compared to $21,000 for the comparable 1998 quarter. General and administrative expenses were $452,000 for the first half of 1999 compared to $35,000 for the first half of 1998. This increase is directly attributable to the increase from wages since the two founders in 1998 did not take a salary in the first quarter of 1998 and minimal salary in the second quarter of 1998 as compared to staffing of nine at June 30, 1999 and all associated costs of establishing and maintaining an office. Sonus will continue to make an investment in staffing as 1999 progresses. The Company expects that in order to increase capacity of the current installed locations and to expand into additional locations, as well as to obtain the administrative support necessary in connection with being a public company, a significant investment in both equipment and personnel will be needed. The result will be to increase operating expenses with no assurance of any return on investment.

On March 4, Sonus merged with and into Sonus Park Acquisitions, Inc, a newly formed wholly owned subsidiary of the Park Group, Ltd. Sonus, which was the surviving entity, became a wholly owned subsidiary of the Park Group and the only asset of Park. On April 7, 1999, Park organized Sonus Communication Holdings, Inc as a Delaware corporation and a wholly owned subsidiary of Park. On April 16, 1999, Sonus Holdings merged with and into Park leaving Sonus Holdings as the surviving corporation. Shares of Park were exchanged for shares of Sonus Holdings on a one-for-one basis. The purpose of the merger was to re-incorporate in Delaware. The costs incurred during the first half of 1999 under the caption Merger Related Costs amounting to $254,000 relate to these transactions. Please see the Footnotes to Condensed Consolidated Financial Statements for additional information on the mergers.

As a result of the limited revenue, the increased costs associated with the expansion and the costs of the merger, the Company had a net loss of $407,000 for the second quarter of 1999 and of $834,000 for the first half of 1999. This is compared to a net loss of $6,000 for the second quarter of 1998 and a net loss of $8,000 for the first half of 1998 when operations were limited.

                                   LIQUIDITY

At December 31, 1998, the Company had cash of $1,000, negative working capital of $312,000 and negative shareholders equity of $181,000. In January 1999, Sonus completed the sale of 750,000 shares of its common stock in a private offering realizing net proceeds aggregating $627,000. In May 1999, the Company raised $575,000 in a convertible debenture. During the third quarter, the Company expects to raise additional funds through a private placement to fund operations. The private placement is expected to raise a minimum of $500,000 and a maximum of $2,500,000. The Company closed the minimum amount on August 4, 1999. With the completion of the minimum offering, the convertible debentures automatically convert into equity. See the Footnotes to Condensed Consolidated Financial Statements included in this Form 10-QSB. There can be no assurance that the Company will be able to complete the remainder of the offering.

On May 14, 1999, the Company filed a Form 10SB with the Securities and Exchange Commission to allow the Company's common stock to be traded publicly. The Form 10SB became effective July 14, 1999 and the Company currently has an application pending with the NASD to allow the Company's stock to trade publicly on the NASDAQ electronic bulletin board.

As noted above, the Company installed equipment in China during the first half of 1999 and is installing equipment in another location in southwest Asia. The equipment, which was purchased for $347,000 was all acquired during the first half of 1999. This equipment was financed by the manufacturer. The additional equipment financing has been offset by payments made to the manufacturer on equipment acquired and financed in 1998 result in an increase of $8,000 in the amount owed the manufacturer.

As part of the expenses associated with the mergers as noted above, the Company hired L. Flomenhaft & Co. as a consultant. The relationship extends for two years. As a fee for these services, L. Flomenhaft & Co. agreed to take shares of the Company's common stock valued at $90,000 in lieu of cash.

As noted above, expansion of the current network as well as the addition of more locations requires substantial investment of both equipment and personnel. The Company expects that it will have to continue to raise funds in both the private and public markets to have enough cash to pay for this expected expansion and to continue the operations of the Company. The Company believes that ability to raise money in the public sector will enhance these efforts although there can be no assurances that this will be the case or that any public offering of the Company's securities will be made.



                           PART II. OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

On June 28, 1999, the Company commenced a private placement of equity units, each unit consisting of one share of Common Stock and one Common Stock purchase warrant (the "Units"), through L. Flomenhaft & Co., Inc., as placement agent, in order to raise a minimum of $500,000 and a maximum of $2,500,000. On August 4, 1999, the Company sold $500,000 of its Units to accredited investors, resulting in the issuance of 250,000 shares of Common Stock and 250,000 Common Stock purchase warrants. As a result of such sales, L. Flomenhaft & Co., Inc. and a nominee of L. Flomenhaft & Co. received a total of $50,000 and 37,500 Common Stock purchase warrants,. The sale of the Units in the Unit offering was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. The Company relied upon representations and warranties made by investors in the Unit offering in the Subscription Agreement attached as
Exhibit 4.1 and upon Statements of Accredited Investors signed by such investors and delivered to the Company.

As part of the Unit offering, the Company has granted to the investors certain registration rights as set forth in the Subscription Agreement attached to this report as Exhibit 4.1. The registration rights provide that, within 45 days after the later of the completion of the last closing in the offering or the date the offering is terminated by the Company, the Company will: (i) file a registration statement covering the resale of the shares, warrants and shares underlying the warrants, (ii) undertake commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 90 days after such filing, and (iii) undertake commercially reasonable efforts to keep the registration statement continuously effective, supplemented and amended for a period of one year. The registration rights also provide, however, that the Company is not obligated to file or maintain the effectiveness of any registration statement if the Company determines, in the exercise of its reasonable good faith judgement that such registration would have a material adverse effect on the business prospects, finances or operations of the Company; or that such registration would interfere with any material financing, disposition, corporate reorganization or other material transaction involving the Company or any of its subsidiaries.

If the Company breaches its obligations as set forth above to file or to maintain the effectiveness of the registration statement and, in the case of a failure to maintain such effectiveness, and such effectiveness is not restored within 90 days thereafter, the Company will pay liquidated damages to each holder of registrable securities. The liquidated damages shall be equal to 5% per month of the number of such investor's shares which were issued and outstanding and entitled to be registered on the date of the registration default. Such liquidated damages shall begin 30 days after the registration default and continue until such time as the Company is current in its obligations or until the shares are exempt from registration provisions pursuant to Rule 144 of the Securities Act.

In May 1999, the Company issued $575,000 original principal amount of its 10% convertible debentures (the "Debentures") to accredited corporate and individual investors pursuant to Rule 506 of Regulation D promulgated under the Exchange Act and Section 4(2) of the Exchange Act. Selling commissions of approximately $57,500 payable to L. Flomenhaft & Co., Inc., as placement agent, were deferred pending the closing of the private placement discussed above. The Company relied on information provided and representations made by purchasers of the Debentures in claiming exemption from the registration obligations of the Securities Act.

The principal amount outstanding under the Debentures plus accrued interest are due on demand by the holder any time after six months following the date of issuance. Under the terms of the Debentures, all principal as well as accrued interest shall, upon closing of the next private placement following the issuance of the Debentures, automatically be converted into shares of the Company's common stock. Debenture holders are also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures are converted. The Company intends to convert the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provide the additional shares as part of the equity kicker. Alternatively, the Company intends to permit Debenture holders the option to convert their Debentures into Units consisting of one common share and one warrant convertible into one common share at an exercise price of $3.00 per share, at a price per Unit of $2.00, plus an additional amount of Units equal to one-half the amount of Units received upon conversion of the Debentures into Units. The Units are equivalent to those being offered by the Company as described above.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 1999, Park organized Holdings as a Delaware corporation and a wholly owned subsidiary of Park. A special meeting of the shareholders of Park was called, noticed and held on April 12, 1999 in order to approve the merger of Park into Holdings, leaving Holdings as the surviving corporation. All of the 3,227,444 shares present at the meeting voted for the merger of Park into Holdings in order to reincorporate in the State of Delaware. There were no votes against the merger nor any abstentions or broker non-votes.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

        Exhibit No.    Description
        -----------    -----------
           4.1.        Unit Subscription Agreement included within the Private
                       Placement Memorandum dated June 28, 1999.

           4.2. Warrant included within the Private Placement Memorandum dated June 28, 1999.

           4.3. 10% Convertible Debentures dated May 5, 1999, previously filed as Exhibit 3.1(d) of Form 10-SB, incorporated herein by reference.

           4.4. Debenture Purchase Agreement dated May 5, 1999, previously filed as Exhibit 3.1(e) of Form 10-SB, incorporated herein by reference.

          10.1. Employment and Non-Compete Agreement between the Company and Mr. Charles Albo effective as of April 15, 1999.

          10.2. Employment and Non-Compete Agreement between the Company and Ms Nana Maraneli effective as of April 15, 1999.

          10.3. Exhibit 10.5 Employment Agreement with Richard D. Rose dated April 15, 1999, previously filed as Exhibit 6.1(c) of Form 10-SB, incorporated herein by reference.

          10.4.        Consulting Agreement with Raleigh Coffin dated as of
                       April 15, 1999, previously filed as Exhibit 6.1(d) of
                       Form 10-SB, incorporated herein by reference.

          10.5.        Consulting Agreement dated April 15, 1999 between the
                       Company and Coffin & Sons, Inc., previously filed as
                       Exhibit 6.1(f) of Form 10-SB, incorporated herein by reference.

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

                                                   SONUS COMMUNICATION HOLDINGS, INC
                                                   ---------------------------------
                                                               (Registrant)



DATE:   AUGUST  13, 1999                           BY:  /s/  W. Todd Coffin
                                                   -------------------------------------
                                                   W. Todd Coffin
                                                   President and Chief Executive Officer


DATE:   AUGUST 13, 1999                            BY:  /s/ Richard D. Rose
                                                   ------------------------------------
                                                   Richard D. Rose
                                                   Chief Financial Officer