Form 10QSB
period 1999-09-30
SONUS COMMUNICATION HOLDINGS INC
filed 1999-11-15
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

             Yes    X                             No
                ----------                           --------




                          Common stock $.001 par value,
                          4,180,710 shares outstanding
                             as of November 4, 1999



                                      -0-

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                September 30,    December 31,
                                                                    1999             1998
                                                                 ----------     ---------------
                                                                 (unaudited)       (audited)
CURRENT ASSETS
      Cash and cash equivalents                                     $   75,942        $    1,002
      Accounts receivable, net                                          71,597            41,244
      Installment sales receivable, net of unearned
        profit of $113,104 and $131,340 at 9/30/99
        and 12/31/98, respectively                                     199,692           231,090
      Other current assets                                              92,657             -
                                                                    ----------      ------------
TOTAL CURRENT ASSETS                                                   439,888           273,336

PROPERTY AND EQUIPMENT, net                                            553,071           231,615
OTHER ASSETS                                                           182,754            -
                                                                    ----------       -----------

TOTAL ASSETS                                                        $1,175,713          $504,951
                                                                    ==========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                             $   377,141          $202,842
      Vendor equipment payable                                         364,667           356,273
      Other current liabilities                                        115,932            26,693
                                                                   -----------         ---------
TOTAL CURRENT LIABILITIES                                              857,740           585,808

      Due to shareholders                                              155,000            99,969
                                                                    ----------        ----------
TOTAL LIABILITIES                                                    1,012,740           685,777

SHAREHOLDERS' EQUITY
      Common stock, $.001 par value                                      4,181             3,250
      Additional paid-in capital                                     1,606,133            12,197
      Accumulated deficit                                           (1,447,341)         (196,273)
                                                                    -----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                             162,973          (180,826)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,175,713        $  504,951
                                                                    ==========        ==========


            See notes to condensed consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended Sept 30,              Nine Months Ended Sept 30,
                                                       1999              1998                  1999               1998
                                                     ---------        ----------           -----------         ----------
OPERATING INCOME
      Telecommunications services                     $392,924        $     -              $ 1,022,296         $    4,000
      Consulting services                                    0             7,000                     0             35,950
                                                     ---------        ----------           -----------         ----------
                                                       392,924             7,000             1,022,296             39,950

OPERATING EXPENSES
      Direct expenses                                  470,161            65,982             1,228,688             68,830
      General & administrative                         309,731            20,855               761,997             55,431
                                                     ---------        ----------           -----------         ----------
                                                       779,892            86,837             1,990,685            124,261

LOSS FROM OPERATIONS                                  (386,968)          (79,837)             (968,389)           (84,311)

OTHER INCOME (EXPENSE)
      Interest, net                                     (5,225)           (1,750)               (3,634)            (5,249)
      Merger related costs                             (25,000)             -                 (279,045)              -
                                                     ---------        ----------           -----------         ----------
                                                       (30,225)           (1,750)             (282,679)            (5,249)

LOSS BEFORE INCOME TAXES                              (417,193)          (81,587)           (1,251,068)           (89,560)

      Provision for income taxes                          -                 -                     -                  -
                                                     ---------        ----------           -----------         ----------

NET LOSS                                             $(417,193)       $  (81,587)          $(1,251,068)        $  (89,560)
                                                     =========        ==========           ===========         ==========

Basic loss per common share                          $   (0.11)       $     (.03)          $     (0.33)        $    (0.03)
                                                     ==========       ==========           ===========         ==========

Shares used in per share calculation                 3,761,548         3,250,000             3,823,501          3,250,000
                                                     =========         =========             =========          =========


            See notes to condensed consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended Sept 30,
                                                                      --------------------------
                                                                      1999                  1998
                                                                    ---------              --------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Loss                                                       $(1,251,068)         $ (89,560)
     Adjustments to reconcile net loss to net cash utilized
         in operating activities:
         Depreciation                                                    64,622             13,291
         Common shares issued for services rendered                     127,500               -
         Changes in assets and liabilities:
         (Increase) in accounts receivable                              (30,353)              -
         (Increase) decrease in installment sales receivable             31,398           (231,090)
         (Increase) in prepaid expenses                                 (92,657)           (10,886)
         Increase in accounts payable                                   165,103             77,936
         Increase in vendor equipment payable                             8,393            372,088
         Increase in customer deposits                                      -              100,100
         Increase in accrued expenses                                    98,435              5,248
                                                                      ---------          ---------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (878,627)           237,127

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (386,078)          (237,343)
     Deposits for equipment and circuits                               (182,754)              -
                                                                     -----------       -----------
         NET CASH USED IN INVESTING ACTIVITIES                         (568,832)          (237,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common shares, net                            626,634               -
     Private placement of common shares with warrants                   965,765               -
     Repurchase of founder shares                                       (70,000)              -
                                                                    ------------       ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,522,399               -

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    74,940               (216)
                                                                    -----------        ------------

CASH AND CASH EQUIVALENTS, BEGINNING                                      1,002                235
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END                                      $    75,942       $         19
                                                                    ===========       ============





            See notes to condensed consolidated financial statements

                        SONUS COMMUNICATION HOLDINGS INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          For the Three and Nine Months
                        Ended September 30, 1999 and 1998

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiary and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. On May 14, 1999, the Company filed a Form 10SB with the Securities and Exchange Commission to register the common stock of the Company under the Securities Exchange Act of 1934, as amended. This Form 10-QSB should be read in conjunction with the Form 10SB.

2.    MERGER

      In January 1999, Sonus Communications Inc ("Sonus"), entered into merger discussions with The Park Group Limited ("Park"). In anticipation of the merger, Park formed Sonus Park Acquisition, Inc. as a wholly owned subsidiary of Park. On March 4, 1999, Park Acquisition merged with and into Sonus leaving Sonus as the surviving corporation and a wholly owned subsidiary of Park. The former shareholders of Sonus received 92% of the capital stock of Park.

      On April 7, 1999, Park organized Sonus Communication Holdings, Inc.("Holdings") as a Delaware corporation and wholly owned subsidiary of Park. On April 16, 1999, Holdings merged with and into Park, leaving Holdings as the surviving corporation. As a consequence of the merger, Sonus became a wholly owned subsidiary of Holdings. Shares of Park were exchanged for shares of Holdings on a one-for-one basis in the merger. The sole purpose of the merger was to re-incorporate in the state of Delaware.

      L. Flomenhaft & Co., Inc., an investment banker, acted as a consultant to Park on the merger. As a fee for services, L. Flomenhaft received 150,000 shares of the Company. Of the 150,000 shares, the Company issued 120,000 shares to L. Flomenhaft & Co and the remaining 30,000 shares to a nominee of L. Flomenhaft & Co.

3.    ACQUISITION

      At the end of the third quarter of 1999, the Company announced the signing of a letter of intent to acquire Empire One Telecommunications, Inc. ("EOT") for approximately 1.2 million shares of Sonus common stock for all the outstanding shares of EOT subject to adjustment at the time of signing the merger agreement. Subsequent to September 30, 1999, the Company expects to sign the related merger documents subject to approval by the shareholders of EOT and approval of the Public Service Commission of New York State as well as other state and federal regulatory agencies. EOT expects to hold the shareholder meeting to approve the merger and to begin the regulatory approval process during the fourth quarter of 1999.

      As part of the acquisition agreement, the Company expects to sign employment agreements with the three principal shareholders of EOT.

      EOT is a rapidly growing, domestic Competitive Local Exchange Carrier ("CLEC"), Interexchange Carrier ("IXC"), and Internet Service Provider ("ISP") that offers a full range of services including local, long-distance, Internet access and Web Hosting Services to approximately 12,000 subscribers. EOT's 1998 revenues were approximately $6 million.

4.    FINANCING

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

      In May 1999, the Company issued an aggregate principal amount of $575,000 of its10% convertible debentures ("Debentures"). The principal amount plus accrued interest are due on demand by the lender six months following the date of issuance. This Debenture was automatically converted under the terms of the agreement to common stock with the sale of the Equity Unit offering in August 1999 as described below. Debenture holders were also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures were converted. The Company converted the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provided the additional shares as part of the equity kicker.

      In August 1999, the Company sold $500,000 of its equity Units, consisting of an aggregate of 250,000 shares of common stock and 250,000 common stock purchase warrants. Each warrant is exercisable at $3.00 per share of common stock. The sale resulted in net proceeds to the Company of $435,000 after investment banking fees and other expenses.

      In the third quarter of 1999, the Company entered into an equipment leasing arrangement with its network equipment supplier. The agreement provides for a total available facility of $2.2 million. Under the arrangement, the Company leased $200,000 of network equipment in the third quarter under an operating lease. The Company expects to convert the vendor equipment payable into a leasing arrangement under this leasing agreement.

5.    WARRANTS

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

      Additionally, the Company in May 1999 redeemed from each of Mr. Albo and Ms Maraneli 75,000 shares at $1.50 per share (the "Redemption Price"). Mr. Albo and Ms. Maraneli agreed that payment of the Redemption Price will be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of Mr. Albo and Ms. Maraneli up to $7,000 per month not to exceed the total Redemption Price. All amounts advanced will be deducted from the redemption price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August, Mr. Albo and Ms Maraneli have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. As of September 30, 1999, $70,000 had been paid leaving a balance due for the redemption of $155,000.

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

      In conjunction with the hiring of an investment relations firm, the Company issued a five year warrant to purchase 150,000 shares of common stock of the Company at $2.50 per share, the market value on the date of the agreement.

6.    OPTION PLANS

      Employee Stock Option Plan: On June 10, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Plan, which expires on June 10, 2009, employees of the Company and its subsidiaries may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% shareholder. No option will be exercisable more than ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan. At September 30, 1999, employees had been granted 206,000 shares.

      Options typically vest quarterly over a three-year period unless the Board of Directors in its discretion provides otherwise. Options shall become fully vested upon a "change of control" as defined in the 1999 Plan.

      Directors Option Plan: On June 10, 1999, the Company adopted the 1999 Director Stock Incentive Plan (the "Director Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the Director Plan, which expires on June 10, 2009, non-employee directors of the Company may be granted non-statutory stock options at an exercise price equal to 100% of the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. The Company has reserved 350,000 shares for issuance under the 1999 Plan. At September 30, 1999, the Company had granted to a new director an option for 50,000 shares under the Director Plan.

7.    NOTE PAYABLE - SHAREHOLDER

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

      For the third quarter of 1999, Sonus had revenues of $393,000 compared to $7,000 for the third quarter of 1998. For the first nine months of 1999, the Company had revenues of $1,022,000 compared to $40,000 for the first nine months of 1998. During 1998, Sonus began installing its network with the first revenues generated from telecommunications services occurring in the fourth quarter of 1998. Revenues prior to the fourth quarter of 1998 were mostly from consulting services. As the Company has focused on telecommunications services and expanding its network, revenues from consulting have decreased with no consulting service revenues during 1999. The first circuit installed was to the Republic of Georgia which began generating revenues in the fourth quarter of 1998. During the first quarter of 1999, the Company began installing the network to China. This circuit began carrying traffic during the 1999 second quarter. Since beginning service to China, the Company has experienced significant declines in prices due to competitive pressures. As a result, the original circuit to China has become uncompetitive. Consequently, the Company made the decision to take the circuit out of service until a new circuit can be located that will be competitive in the market place. During the third quarter of 1999, Sonus installed a point of presence in Pakistan. The circuit carried minor traffic in the third quarter and became fully operational during the fourth quarter. The Company anticipates demand for this circuit to increase sufficiently during the fourth quarter that the capacity will need to be expanded during the first quarter of 2000 if not sooner. The Company also expects to add additional points of presence in other locations in the last part of 2000.

      The Company had direct operating expenses of $470,000 and $1,229,000 for the quarter and nine months ended September 30, 1999, respectively. These expenses relate to the installation and operation of the network. Since the network was not installed until the fourth quarter of 1998, there are no comparable expenses in 1998. Direct operating expenses include costs that are incurred during the installation and testing phases of the network, as well as the fixed costs and the operating costs of carrying telephone traffic. These costs have increased quarter over quarter as the Company has been adding to its network.

      General and administrative expenses were $309,000 for the quarter ended September 30, 1999 compared to $21,000 for the comparable 1998 quarter. General and administrative expenses were $762,000 for the first nine months of 1999 compared to $55,000 for the first half of 1998. This increase is directly attributable to the increase from wages since the two founders in 1998 did not take a salary in the first quarter of 1998 and minimal salary in the second and third quarters of 1998 as compared to staffing of nine at September 30, 1999 and all associated costs of establishing and maintaining an office. Sonus will continue to make an investment in staffing as 1999 progresses. The Company expects that in order to increase capacity of the current installed locations and to expand into additional locations, as well as to obtain the administrative support necessary in connection with being a public company, a significant investment in both equipment and personnel will be needed. The result will be to increase operating expenses with no assurance of any return on investment.

      On March 4, 1999, Sonus merged with and into Sonus Park Acquisitions, Inc, a newly formed wholly owned subsidiary of the Park Group, Ltd. Sonus, which was the surviving entity, became a wholly owned subsidiary of the Park Group and the only asset of Park. On April 7, 1999, Park organized Sonus Communication Holdings, Inc as a Delaware corporation and a wholly owned subsidiary of Park. On April 16, 1999, Sonus Holdings merged with and into Park leaving Sonus Holdings as the surviving corporation. Shares of Park were exchanged for shares of Sonus Holdings on a one-for-one basis. The sole purpose of the merger was to re-incorporate in Delaware. The costs incurred during the first half of 1999 under the caption Merger Related Costs amounting to $254,000 relate to these transactions. In addition, the Company has incurred costs during the third quarter of 1999 related to the acquisition of EOT. Please see the Footnotes to Condensed Consolidated Financial Statements for additional information on the mergers.

      As a result of the limited revenue, the increased costs associated with the expansion and the costs of the merger, the Company had a net loss of $417,000 for the third quarter of 1999 and of $1,251,000 for the first nine months of 1999. This is compared to a net loss of $81,000 for the third quarter of 1998 and a net loss of $90,000 for the first nine months of 1998 when operations were limited.

                                    LIQUIDITY

      At December 31, 1998, the Company had cash of $1,000, negative working capital of $312,000 and negative shareholders' equity of $181,000. During the first nine months of 1999, the Company has been successful in completing three separate rounds of financing. The first round was completed in January 1999 when Sonus sold 750,000 shares of its common stock in a private offering realizing net proceeds aggregating $627,000. In May 1999, the Company completed the second round by selling $575,000 in convertible debentures. These Debentures were automatically converted under the terms of the agreement to common stock with the sale of the Equity Unit offering in August 1999. The third round of financing consisted of the sale of Equity Units comprised of one share of common stock of the Company and one warrant exercisable for one share of common stock at an exercise price of $3.00. The Company closed the minimum under the Equity Unit Offering in August 1999 by selling 250,000 Units thereby netting the Company $435,000 in cash after investment banking fees and other expenses. See the Footnotes to Condensed Consolidated Financial Statements included in this Form 10-QSB for more details related to these transactions.

      Even though the Company has been successful in completing the financing noted above, the Company had negative working capital of $417,852 at September 30, 1999 with positive shareholders' equity of $162,973. As a result, Sonus will need to continue its efforts to raise capital or find other sources of funds to finance the growth of the Company and the continued losses. As part of this effort, on September 29, 1999, the Company entered into an equipment leasing arrangement with its network equipment supplier. The agreement provides for a total available facility of $2.2 million. Under the arrangement, the Company leased $200,000 of network equipment in the third quarter under an operating lease. In addition, it is anticipated that the vendor equipment payable of $364,667 will be put under the lease during the fourth quarter of 1999.

      As noted in the footnotes to the Condensed Consolidated Financial Statements, the Company entered into a letter of intent to acquire Empire One Telecommunications. The acquisition is expected to be accomplished by swapping shares of stock of the Company for shares of EOT. In conjunction with the signing of the acquisition documents, the Company anticipates being able to complete an additional round of financing amounting to approximately $1.25 million to fund the working capital and other needs of the combined entity.

      On May 14, 1999, the Company filed a Form 10SB with the Securities and Exchange Commission to allow the Company's common stock to be traded publicly. The Form 10SB became effective July 14, 1999 and the Company's stock began trading publicly on the NASDAQ electronic bulletin board on August 13, 1999. This may afford the Company the availability of the public market place as a potential source of additional capital. Besides the monies being raised in conjunction with the EOT acquisition, the Company believes it will be necessary to continue to raise funds in both the public and private markets to have enough cash to pay for the expected expansion of the Company and to continue the operations of the Company.

      During the first nine months of 1999, the Company has acquired $386,000 of equipment most of which was for the Company's network. During 1999, the Company has installed equipment in Pakistan, China and the United States as part of the effort to increase its network capabilities. The network equipment was financed by the manufacturer and is shown as vendor equipment payable. The additional equipment financing has been offset by payments made to the manufacturer on equipment acquired and financed in 1998 resulting in an increase of $8,000 in the amount owed the manufacturer.

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

                 IMPACT OF THE YEAR 2000 ON INFORMATION SYSTEMS

      The year 2000 issue arises as the result of computer programs having been written and systems having been designed using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing inability to process transactions, send invoices, or engage in similar normal business activities.

      Holdings is not expected to be affected by Year 2000 because it does not rely on date-sensitive software or affected hardware. The Company's current accounting software was is an "off-the shelf" software package installed during the third quarter of 1999 with the Company ensuring that the software was Year

      2000 compliant prior to installation. If the Company finds it is using any other software that is found to be non-compliant, it expects to be able to timely update to compliant versions. However, there are no assurances that a material adverse effect could not occur.

      The Company has not contacted other companies on whose services it depends to determine whether such companies' systems are Year 2000 compliant. If any systems of the Company, or other companies, including Holdings' customers, are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations.

                           PART II. OTHER INFORMATION

      Item 2. CHANGES IN SECURITIES

      On June 28, 1999, the Company commenced a private placement of equity units, each unit consisting of one share of Common Stock and one Common Stock purchase warrant (the "Units"), through L. Flomenhaft & Co., Inc., as placement agent, in order to raise a minimum of $500,000 and a maximum of $2,500,000. On August 4, 1999, the Company sold $500,000 of its Units to accredited investors, resulting in the issuance of 250,000 shares of Common Stock and 250,000 Common Stock purchase warrants. As a result of such sales, L. Flomenhaft & Co., Inc. and a nominee of L. Flomenhaft & Co. received a total of $50,000 and 37,500 Common Stock purchase warrants,. The sale of the Units in the Unit offering was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. The Company relied upon representations and warranties made by investors in the Unit offering in the Subscription Agreement ("Subscription Agreement") attached as Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended June 30, 1999 and filed with the SEC on August 13, 1999 and upon Statements of Accredited Investors signed by such investors and delivered to the Company.

      As part of the Unit offering, the Company has granted to the investors certain registration rights as set forth in the Subscription Agreement attached as Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended June 30, 1999. The registration rights provide that, within 45 days after the later of the completion of the last closing in the offering or the date the offering is terminated by the Company, the Company will: (i) file a registration statement covering the resale of the shares, warrants and shares underlying the warrants, (ii) undertake commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 90 days after such filing, and (iii) undertake commercially reasonable efforts to keep the registration statement continuously effective, supplemented and amended for a period of one year. The registration rights also provide, however, that the Company is not obligated to file or maintain the effectiveness of any registration statement if the Company determines, in the exercise of its reasonable good faith judgement that such registration would have a material adverse effect on the business prospects, finances or operations of the Company; or that such registration would interfere with any material financing, disposition, corporate reorganization or other material transaction involving the Company or any of its subsidiaries. The Company closed the offering on September 30, 1999 after completing only the minimum offering and by the terms of the offering, expects to file a registration statement with the SEC in December 1999.

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

      In May 1999, the Company issued $575,000 original principal amount of its 10% convertible debentures (the "Debentures") to accredited corporate and individual investors pursuant to Rule 506 of Regulation D promulgated under the Exchange Act. Selling commissions of approximately $57,500 payable to L. Flomenhaft & Co., Inc., as placement agent, were deferred pending the closing of the minimum offering of the Unit Equity offering closed in August 1999 as discussed above. The Company relied on information provided and representations made by purchasers of the Debentures in claiming exemption from the registration obligations of the Securities Act.

      Under the terms of the Debenture Agreement, the principal amount of the Debentures plus accrued interest was automatically converted into shares of the Company's common stock. Debenture holders were also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures were converted. The Company converted the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provided the additional shares as part of the equity kicker.

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

      Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBITS

            Exhibit No.      Description
            ----------       -----------
                27.          Financial Data Schedule

            REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 SONUS COMMUNICATION HOLDINGS, INC
                                 ---------------------------------------
                                             (Registrant)

DATE:   NOVEMBER 15, 1999        BY:/s/ W. Todd Coffin
                                 ---------------------------------------
                                 W. Todd Coffin
                                 President and Chief Executive Officer

DATE:   NOVEMBER 15, 1999        BY: /s/ R. D. Rose
                                 ---------------------------------------
                                 Richard D. Rose
                                 Chief Financial Officer