Form 10KSB
period 1999-12-31
SONUS COMMUNICATION HOLDINGS INC
filed 2000-03-29
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           Commission File No. 0-30124

                       SONUS COMMUNICATION HOLDINGS, INC.
                             A Delaware corporation
                   IRS Employer Identification No. 54-1939577
                1600 Wilson Blvd, Suite 1008, Arlington, VA 22209
                           Telephone - (703) 527- 8860

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class:
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

          Issuer's revenues for its most recent fiscal year $1,704,056.

As of March 15, 2000 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $26,776,000.

As of March 15, 2000 there were 7,098,071 shares of the Registrant's Common Stock, $.0001 par value outstanding.

                                TABLE OF CONTENTS

Part I
            Item  1.  Description of Business.................................................1

            Item  2.  Property................................................................6
            Item  3.  Legal Proceeding........................................................6
            Item  4.  Submission of Matters to a Vote of Security Holders.....................6

Part II

            Item  5.  Market for the Registrant's Common Equity and Related Matters...........6
            Item  6.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operation................................................7
            Item  7.  Financial Statements...................................................12

            Item  8.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure...............................................13

Part III

            Item  9.  Directors and Executive Officers of the Registrant.....................13
            Item 10.  Executive Compensation.................................................16
            Item 11.  Security Ownership of Certain Beneficial Owners and Management.........19
            Item 12.  Certain Relationships and Related Transactions.........................23
            Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

       We are a global telecommunications company that provides facilities based carrier grade voice over IP(Internet protocol) to countries around the world for wholesale customers. With the acquisition of Empire One Telecommunications ("EOT") announced in November 1999, we plan to extend our services into the retail market place beginning in the second quarter of 2000. While we expect to consummate the acquisition of EOT in late March or early April, 2000, the merger is subject to several conditions. We can provide no assurances that we will successfully complete the transaction within the time frame expected or at all.

       Our current operations are conducted through Sonus Communications, Inc. ("Sonus"), a Virginia corporation and wholly owned subsidiary of Sonus Communications Holdings, Inc. (the "Company"). The Company was incorporated in the State of Delaware in April 1999 and Sonus was incorporated in the Commonwealth of Virginia in May, 1995. The retail operations will be conducted through a new subsidiary that will be called Empire One Telecommunications after the completion of the acquisition.

       Sonus is an FCC licensed telecommunications company that uses the public internet as well as private internet networks to transport international voice telephone calls. We are among the first of a growing number of service providers to offer telephone services that utilize the internet and private internet networks and are also among the first carriers with internet based telephone service regarded as equivalent to that of the major international long-distance carriers such as AT&T. We implement leading edge technology in our ongoing effort to develop and deploy a global internet communications network providing telephone, facsimile and data services.

       Our current customers are U.S. and foreign international long-distance carriers and pre-paid calling card companies that use our network to send their commercial telephone traffic, including telephone, facsimile, and internet service through the lowest cost route to international destinations.

       With the addition of EOT, our principal strategy will be to focus our resources on the development of the retail ethnic communities within the United States served by EOT, and to expand into new ethnic markets within the U.S. EOT currently serves residents mostly within the Chinese and Irish communities with the largest concentration of those customers in the New York City area. With our support, during the first quarter of 2000, EOT began to market its services to the retail Russian community within New York. In the future, we plan to expand its services to other ethnic markets and to expand to other U.S. cities.

       Additionally, EOT is developing New York based facilities that will enable it to provide the higher margin calls within the local New York area for which fees can be charged ("Intralata" calls). Once operational, EOT will be able to bypass the current local exchange carrier and offer these calls at a lower rate. EOT expects its new Intralata capability to enhance its competitiveness and its margins because it will no longer have to use a third party to provide such service.

       The strategy for the international long distance telecommunications network will be to expand the current network opportunistically into locations where there are reasonable margins and volumes. Only on a profitable basis will we attempt to grow our customer base, expand the number of markets served and increase capacity in the markets we currently serve. We plan to pursue emerging geographical markets which have been historically under-served. Management has identified several potential emerging markets that may prove to fit this mold but can give no assurances that the international long distance network will be expanded in the foreseeable future.

       In those international markets we enter, we hope to gain share by offering services of the same quality as major telecommunications carriers at lower prices than our competitors. The public internet and private internet networks that we employ are significantly more cost-efficient than the older technology networks currently employed by both traditional long-distance carriers that use circuit switching and the next-generation telecommunication companies with networks that are based on "point-to-point" leased bandwidth. We rely on technologies and techniques aimed at driving down the costs of our international routing, including internet routing, intelligent switching and a refile strategy. By using the internet, we gain a significant cost advantage while being able to provide carrier quality services.

COMPETITION

       Competition for wholesale customers is primarily based on price and the type and quality of service offered. Our ability to market our long-distance resale services depends upon the existence of spreads between the rates offered by us and those offered by the international exchange carriers with whom we compete as well as those from whom we obtain service. International exchange carriers consist of long-distance providers and other companies that provide long-distance access. Our ability to compete in the long-distance telecommunications market also depends, in part, on our ability to obtain advantageous rates from international exchange carriers, and on the ability of international exchange carriers to carry the calls that we route through them to our networks.

       The markets in which we operate are extremely competitive. Several next generation telecommunication companies offer internet-based long-distance service at a substantial discount to traditional commercial grade service. Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience. We compete with:

              - international exchange carriers that provide long-distance access and other long-distance providers, including large carriers such as AT&T, MCI/WorldCom and Sprint,

              -      foreign government-owned telephone monopolies,

              -      other marketers of international long-distance,

              - wholesale providers of international long-distance services,

              - alliances for providing carrier services such as "Global One", "Concert" (an alliance between British Telecom Plc and MCI) and "Uniworld" (an alliance between AT&T and Unisource-Telecom Netherlands, Telia AB, Swiss Telecom PTT and Telefonica de Espana S.A.),

              - new entrants to the international and domestic long-distance market, such as regional telephone operating companies in the United States, who have entered or have announced plans to enter the international long-distance market after recent legislation authorizing entry, and new or expected entrants to the international long-distance market such as RWE AG in Germany and

              -      small resellers and facility-based exchange carriers.

SUPPLIERS AND PROVIDERS

       We are dependent on third-party suppliers of telecommunications and internet network transmission services for many of our services and do not have long-term contracts with them. We have three principal suppliers of satellite services and two principal suppliers of terrestrial and internet circuits. We are dependent upon our current primary providers of leased-line network capacity and internet access and upon third-parties to provide telecommunications services to customers. Our ability to provide quality and reliable telecommunications services and our ability to expand our network by providing new voice and data lines is dependent upon the services of telecommunication and internet service providers such as MCI/WorldCom and local access providers such as Bell Atlantic.

MAJOR CUSTOMERS

       Currently, we have five primary customers, all of which are resellers of long distance telephone service for long-distance providers or are themselves long distance providers. We are dependent on these five customers for nearly all of our revenues.

PATENTS

       We do not possess any patents, and we do not believe that our business is dependent upon any patents. We are involved in various licensing arrangements. Although these licenses are important to our business, we do not believe that our business is dependent upon any single license or any group of licenses.

REGULATORY ENVIRONMENT

       Sonus is a facilities-based carrier licensed by the Federal Communications Commission under Section 214 of the Communications Act of 1934. U.S. domestic interstate long-distance telecommunications services are generally subject to regulation by the FCC. Intrastate long-distance services are regulated by state commissions, which have varying requirements. International telephone services are subject to regulation by both U.S. and foreign regulators.

       The FCC requires us and other international telephone service providers to provide service without violating the laws of the countries where we operate. We are subject to regulations relating to internet telephony in each country where we maintain our network equipment. Some of the countries in which our network equipment is located have uncertain and changing regulatory environments. Local laws and regulations differ among the jurisdictions. The interpretation and enforcement of these laws and regulations varies and is often based on the informal views of the local government ministries which, in some cases, are subject to influence by local public telephone companies. In certain of our principal existing and target markets, there may exist certain laws, regulations or policies that either prohibit or limit, or could be used to prohibit or limit, certain of our services.

       The 1996 Telecommunications Act substantially altered the regulatory framework for the telecommunications industry for domestic and U.S. international telecommunications services. The 1996 Telecommunications Act directs the FCC to conduct a variety of rulemaking activities to implement the Act's requirements. We cannot predict the ultimate effects of this legislation or the outcome of the FCC rulemaking required by this Act. The legislation does not impose substantial regulatory burdens on us at present. However, rulemaking required by the 1996 Telecommunications Act could produce additional regulatory requirements, including a requirement that we contribute some portion of our revenues to subsidize mechanisms for universal service. In addition, the legislation could increase competition and affect interconnections and costs.

       Many of the overseas markets in which we currently market long-distance telephone services are undergoing dramatic changes as a result of privatization and deregulation. The European Union has mandated competitive markets for the European telecommunications industry and the various European countries are at different stages of opening their telecommunications markets. As a result of privatization and deregulation, a new competitive environment is emerging in which major European telephone companies, media companies and utilities are entering the telecommunications market and forming new alliances which are radically changing the landscape for domestic and international telephone services. This new environment, although competitive, has allowed small companies like us to penetrate new markets and rapidly gain market share.

       The FCC and various state regulatory commissions have not made any formal determinations regarding the regulatory status of voice telephony services provided through use of the internet. However, America's Carriers Telecommunications Association, an association of domestic phone carriers, filed a petition in March, 1996 with the FCC alleging that providers of internet telephone software are operating as telecommunications carriers and, as such, should be subject to the FCC regulatory framework applicable to traditional telecommunications companies. The petition seeks a declaratory ruling establishing the FCC's authority over interstate and international communications using the internet and an order directing that persons providing internet phone service comply with the regulatory requirements of the Communication Act of 1934. The petition also urges the FCC to initiate a rulemaking proceeding to consider rules governing the use of the internet for the provision of telecommunication services. The FCC has not taken final action with respect to the petition.

EMPLOYEES

       We have ten employees, all of which are full-time employees. Some of our employees have entered into employment and other agreements with us. The Company believes its relations with its employees is good.

HISTORY

       THE MERGER OF SONUS COMMUNICATIONS, INC. WITH SONUS PARK ACQUISITION,
INC.

       In January 1999, Sonus Communications, Inc. entered into merger discussions with The Park Group, Limited, a dormant public corporation. In anticipation of the merger, The Park Group, Limited formed Sonus Park Acquisition, Inc., a Virginia corporation, as a wholly-owned subsidiary of The Park Group, Limited, which merged with and into Sonus Communications, Inc. on March 4, 1999, leaving Sonus Communications, Inc. as the surviving corporation and a wholly owned subsidiary of The Park Group, Limited. The former shareholders of Sonus Communications, Inc. received approximately 92% of the capital stock of The Park Group, Limited in the merger.

       THE MERGER OF SONUS COMMUNICATION HOLDINGS, INC. WITH THE PARK GROUP, LIMITED.

       On April 7, 1999, The Park Group, Limited organized Sonus Communication Holdings, Inc. as a Delaware corporation and wholly-owned subsidiary of The Park Group Limited. On April 16, 1999, Sonus Communication Holdings, Inc. merged with and into The Park Group, Limited, leaving Sonus Communication Holdings, Inc. as the surviving corporation following the merger. As a consequence of the merger, Sonus Communications, Inc. became a wholly-owned subsidiary of Sonus Communication Holdings, Inc. Shares of The Park Group, Limited were exchanged for shares of Sonus Communication Holdings, Inc. on a one-for-one basis in the merger. The sole purpose of the merger was to reincorporate in the State of Delaware.

       HISTORY OF THE COMPANY'S PREDECESSOR.

       The Park Group, Limited was originally incorporated as American Ventures, Inc. on January 24, 1986 under the laws of the State of Colorado. American Ventures, Inc. was formed as a "blind pool," in which investors entrusted management to apply the offering proceeds to acquire or merge with a suitable operating company. In August 1986, American Ventures, Inc. closed an initial public offering of it stock. In February 1987, American Ventures, Inc. acquired The Park Group, Ltd., a mortgage company, as a wholly owned subsidiary. American Ventures, Inc. then changed The Park Group, Ltd.'s name to "Park Group Mortgage Company, Ltd.," and changed its own name to "The Park Group, Ltd." The Park Group, Limited had been dormant for at least three years prior to the merger with Sonus Communication Holdings, Inc.

       MERGER WITH EMPIRE ONE TELECOMMUNICATIONS

       In November 1999, the Company entered into a merger agreement with Empire One Telecommunications, Inc. We have received approvals from the Federal Communication Commission, the New York State Public Service Commission and other regulatory agencies, and the shareholders of Empire One Telecommunications, Inc. have voted to approve the merger. In the event we close the merger, we will issue 1,065,857 shares of common stock to the current stockholders of Empire One Telecommunications, Inc. We anticipate that the merger will close before the end of the first quarter of 2000, but can provide no assurances in that regard.

ITEM 2.  PROPERTY

       We lease and maintain our corporate headquarters in 2,027 square feet of office space located at 1600 Wilson Blvd., Suite 1008, Arlington, Virginia 22209. At December 31, 1999, we leased or owned telecommunications equipment located in Holmdel, New Jersey, New York City, New York, Los Angeles, California, Shanghai, China and Tbilisi, Georgia. The value of the equipment we currently own is approximately $721,000. Subsequent to December 31, 1999, we converted approximately $375,000 owed to the manufacturer of the equipment into a lease secured by the equipment.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to any legal proceeding required to be described in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       Our common stock is traded over-the-counter and quoted on the bulletin board maintained by NASDAQ under the symbol "SNHD" on a limited and sometimes sporadic basis. Quoting began in August of 1999. The reported high and low prices for the common stock are shown below for the indicated periods through December 31, 1999. The prices presented are the low bid and high ask prices that represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions. As of March 20, 2000, there were approximately 274 stockholders of record of the common stock.

                                          Closing
                                          -------
                                  Low                  High
1999
----
Third Quarter                     1/2                  3
Fourth Quarter                    2 1/4                4 1/2

RECENT SALES OF UNREGISTERED SECURITIES

       As part of a $2.5 million private offering of our common stock, we sold an aggregate of 1,851,504 shares of common stock in November 1999 and January 2000 for approximately $2,499,500 to 43 sophisticated individual and corporate accredited investors, reflecting a $1.35 per share offering price. L. Flomenhaft & Co., Inc. and Hudson Allen & Co. acted as placement agents in connection with this offering. Securities were sold in the offering at three separate closings conducted on November 22, 1999, January 5, 2000 and January 26, 2000. We sold 418,140 shares of common stock on November 22, 1999 for approximately $564,500, 1,088,939 shares of common stock on January 5, 2000 for approximately $1,470,000, and 344,425 shares of common stock on January 26, 2000 for approximately $465,000. The placement agents received warrants to purchase 62,720 shares of common stock at $1.35 per share and $56,449 in cash in connection with the closing on November 22, received warrants to purchase an aggregate of 143,378 shares of common stock at $1.35 and $147,000 in cash in connection with the closing on January 5, 2000 and warrants to purchase an aggregate of 51,664 shares of common stock and approximately $46,500 in cash in connection with the closing on January 26, 2000.

       We relied on Section 4(2) of the Act, and on Rule 506 of Regulation D promulgated thereunder, in issuing the shares in the $2.5 million offering without registering the offering under the Act. We relied upon representations and warranties of the investors contained in the subscription agreements entered into with the private placement investors, to the effect that such investors were accredited investors and on investor questionnaires completed by such investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to those statements and the other financial information included elsewhere in this Form 10-KSB. The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-KSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

OVERVIEW

       We are currently a provider of telecommunications services that utilize the public internet as well as private internet networks. Since we began offering long distance services in late 1998, our strategy has been to establish routes into underserved geographic markets such as countries that were formerly part of the Soviet Union (e.g. Republic of Georgia) and developing countries in Asia, the Pacific Rim and the Caribbean. This strategy involved establishing a relationship with a local organization in the destination country that would own all necessary equipment in that country as well as establish any necessary working relationships with the local phone company or other companies. More recently, we have adjusted our strategy and are establishing ourselves both as a significant provider of "pin-drop" quality voice-over-internet telephone service to several international markets and as a growing competitive local exchange carrier providing service to ethnic markets in the U.S.

       As a result of this strategy, we entered into an agreement, which is expected to close in late March or early April 2000, to acquire Empire One Telecommunications, Inc., a competitive local exchange carrier located in New York City focusing on the Chinese community. We expect to use EOT to market to other ethnic communities such as the Russian communities in the U.S.

This approach will integrate the existing long distance circuits with local communications services.

       Since we began offering long distance telecommunications services, we have incurred net operating losses and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts. As of December 31, 1999, the Company had accumulated net losses of approximately $2,199,525.

REVENUES

       We began our long distance offerings through a circuit we established into the Republic of Georgia. We have traditionally sold this capacity to other telecommunications providers that wholesale the service to carriers within the United States. Most of the revenue was from these customers sending voice, fax and other telecommunications that terminated in the Republic of Georgia with some also being "refiled" to other locations in the former Soviet Union such as Moscow and St. Petersburg. In addition, we established a relationship with an internet service provider to service its needs for a circuit from the Republic of Georgia into the United States. For 1999, 61% of our revenue, or $1,035,000 was generated from telecommunications services carried over this circuit. There was no revenue from this circuit until the fourth quarter of 1998.

       During the second quarter of 1999, we established a small presence in China. We learned that we could not continue to provide services on a profitable basis with the relationships we initially developed. As a result, we generated only a small amount of revenue before the decision was made to stop providing services over this route until different relationships could be located. We are pursuing new relationships and hope to offer services into China again on a profitable basis during the first half of 2000, but can provide no assurances in that regard. For 1999, only 8% of our revenue, or $136,000 was recognized from services terminating in China.

       We established a network circuit in Southwest Asia during the third quarter of 1999. Due to political turmoil in Southwest Asia, we were not able to terminate traffic into that region from November 1999 through mid-March, 2000. While we have re-established our Southwest Asia operations on a limited basis, we can provide no assurances that our Southwest Asia operations can be fully restored to earlier levels or that we can maintain the operability of that circuit. This interruption in the operation of our Southwest Asia circuit could have a material adverse effect on our revenues and financial condition. As a result of the locations we target, we expect that events will occur from time to time that may disrupt our ability to use any individual circuit for indeterminate periods of time.

       With the acquisition of Empire One, we will focus expansion in the future on increasing revenues by developing services centered around various ethnic communities in the United States. These services will include local, long distance, internet and other communications needs of these various communities. In addition, we will continue to opportunistically look for international locations where telecommunications services can be provided on a profitable basis. Because these will be pursued only as opportunities arise, the timing of additional network circuits, if any, can not be determined. Such opportunities may exist in locations as diverse as Cuba, Kazakhstan, Central Africa, or other countries that are currently underserved.

      DIRECT OPERATING EXPENSES

      Direct operating expenses consist primarily of network costs associated with the routing and termination of customers' traffic. These include:

              -- amounts paid to carriers and internet service providers to carry our traffic on both the internet and traditional phone networks,

              -- amounts paid to our international vendors to terminate our traffic at their circuits, and

              -- costs associated with leased lines and satellite routes connecting our circuits directly to the internet or to connect to circuits of our international vendors.

       We expect our direct operating expenses to increase in absolute terms over time to support our customer base. Some of these costs are fixed while other costs vary on a per minute basis. Therefore, there may be some volatility in our direct operating costs as a percentage of revenues, particularly as we expand our network.

    GENERAL AND ADMINISTRATIVE

       General and administrative expenses consist of salaries of our employees and associated benefits, rent, travel and professional fees including those of accountants, lawyers and other business consultants. A portion of our general and administrative expenses include the costs associated with technical support and customer service, consisting primarily of the salaries of employees. We expect technical support and customer support expenses to increase over time to support new and existing customers and additions to the network. We expect general and administrative costs to increase to support our growth as we establish a larger organization to implement our business plan.

       RESULTS OF OPERATIONS

       For the year ended December 31, 1999, we had revenues of $1,704,000 compared to $287,000 for the year ended December 31, 1998. During 1998, we began installing our network with the first revenues generated from telecommunications services occurring in the fourth quarter of 1998. Revenues prior to the fourth quarter of 1998 were mostly from consulting services. As we have focused on telecommunications services and expanding our network, revenues from consulting have decreased with no consulting service revenues during 1999. The first circuit installed was to the Republic of Georgia which began generating revenues in the fourth quarter of 1998. In 1999, the circuit to the Republic of Georgia generated 61% of the total revenue.

       During the first quarter of 1999, we began installing the network to China. This circuit began carrying traffic during the second quarter of 1999. Since beginning service to China, we have experienced significant declines in prices due to competitive pressures. As a result, the original circuit to China has become uncompetitive. Consequently, we made the decision to take the circuit out of service until a new relationship can be established that will result in a profitable circuit and be competitive in the marketplace. During 1999, the China circuit generated only 8% of total revenues with most of that coming during the second quarter.

       At the end of the third quarter, we established a circuit in Southwest Asia. This circuit has carried telecommunications traffic sporadically since being established, due to political unrest. We expect the circuit to be operational again before the end of the second quarter of 2000, although the revenue from it may be limited. We also expect to add additional circuits in other locations in the last part of 2000 if the opportunity arises in locations that can be operated profitably. Most of the focus during 2000 will be in building the ethnic markets of Empire One in the United States.

       We had direct operating expenses of $1,951,000 for year ended December 31, 1999, compared to direct operating expenses of $268,000 for the year ended December 31, 1998. These expenses relate to the installation and operation of the network. For 1999 and 1998, the call termination, satellite utilization fees and other costs of carrying traffic accounted for 83% and 85%, respectively, of direct operating expenses with such items as depreciation and equipment maintenance costs accounting for the remainder of the direct costs.

       General and administrative expenses were $1,237,000 for the 12 months of 1999 compared to $94,000 for the 12 months of 1998. This increase is directly attributable to the increase in wages since the two founders in 1998 took minimal salaries based on the time they spent on the business in 1998 as compared to staffing of nine at December 31, 1999 and all associated costs of establishing and maintaining an office. Because operations during 1998 were minimal, the founders spent little time on operations. In addition, we had an agreement with a third party to provide services on an as needed basis for time spent on operations. We expect that in order to increase capacity of the current installed locations and to expand into additional locations, as well as to obtain the administrative support necessary in connection with being a public company, a significant investment in both equipment and personnel will be needed. The result will be to increase operating expenses with no assurance of any return on investment.

       On March 4, 1999, Sonus Communications Inc. merged with and into Sonus Park Acquisitions, Inc., a newly formed wholly owned subsidiary of The Park Group, Limited. Sonus Communications, Inc., which was the surviving entity, became a wholly owned subsidiary of The Park Group, Limited and the only asset of The Park Group, Limited. On April 7, 1999, The Park Group, Limited organized Sonus Communication Holdings, Inc. as a Delaware corporation and a wholly owned subsidiary of The Park Group, Limited. On April 16, 1999, Sonus Communication Holdings, Inc. merged with and into The Park Group, Limited leaving Sonus Communication Holdings, Inc. as the surviving corporation. Shares of The Park Group, Limited were exchanged for shares of Sonus Communication Holdings, Inc. on a one-for-one basis. The sole purpose of the merger was to re-incorporate in Delaware.

       The total merger related costs of $262,000 include $238,000 for costs related to the Park/Sonus merger consisting of legal fees of approximately $121,000, investment banking fees of $104,000, and accounting fees and other miscellaneous fees of $13,000. In addition, we incurred $25,000 for investment banking fees during the third quarter of 1999 related to the acquisition of Empire One. We expect to incur additional investment banking fees during the first quarter of 2000 due to the merger with Empire One. It is expected that these fees will be capitalized as part of the acquisition of Empire One. Please see the Footnotes to Consolidated Financial Statements for additional information on the mergers.

       As a result of the limited revenue, the increased costs associated with the expansion and the costs of the merger, we had a net loss of $1,751,000 for 1999. This is compared to a net loss of $81,000 for 1998 when operations were limited.

LIQUIDITY

       At December 31, 1998, we had cash of $1,000, negative working capital of $312,000 and negative shareholders' equity of $181,000. During 1999, we have been successful in completing four separate rounds of financing.

       The first round was completed in January 1999 when we sold 750,000 shares of our common stock in a private offering realizing net proceeds aggregating $627,000. In May 1999, we completed the second round by selling $575,000 in convertible debentures. These Debentures were automatically converted under the terms of the agreement to common stock with the sale of the Equity Unit offering in August 1999. The third round of financing consisted of the sale of Equity Units comprised of one share of our common stock and one warrant exercisable for one share of common stock at an exercise price of $3.00. We closed the minimum under the Equity Unit offering in August 1999 by selling 250,000 units thereby netting $435,000 in cash after investment banking fees and other expenses. The final round in 1999 was completed in November 1999 with the sale of 418,140 shares of common stock at $1.35 per share, and we realized net proceeds of $502,000. This final round was the first traunch of a $2.5 million offering and the remainder of the offering closed in January 2000. See the Footnotes to Consolidated Financial Statements included in this Form 10-KSB for more details related to these transactions.

       Even though we have been successful in completing the financings noted above, prior to the financing completed in January 2000, we had negative working capital of $219,000 at December 31, 1999 with positive shareholders' equity of $412,000. As a result, we will need to continue our efforts to raise capital or find other sources of funds to finance our growth and the continued losses. As part of this effort, on September 29, 1999, we entered into an equipment leasing arrangement with our network equipment supplier. The agreement provides for a total available facility of $2.2 million. Under the arrangement, we leased $200,000 of network equipment in the third quarter accounted for as a capital lease. In addition, subsequent to December 31, 1999, the vendor equipment payable of $365,000 was put under this lease facility thereby providing additional working capital.

       As noted in the footnotes to the Consolidated Financial Statements, we signed a merger agreement on November 15, 1999 to acquire Empire One Telecommunications. The acquisition, when completed, will result in the issuance of approximately 1,066,000 shares of our common stock in exchange for all the outstanding common stock of Empire One. Regulatory and shareholder approval was obtained during the first quarter of 2000. In conjunction with the signing of the merger agreement, we received the first traunch of the $2.5 million offering noted above.

       In May 1999, we filed a Form 10-SB with the Securities and Exchange Commission to register our common stock under the Securities Exchange Act of 1934, as amended. The Form 10-SB became effective in July 1999 and our stock began trading publicly on the NASDAQ over the counter bulletin board in August 1999. Besides the monies we expect to raise in conjunction with the Empire One acquisition, we believe it will be necessary to continue to raise additional funds in order to have enough cash to pay for our expected expansion and continue our operations. With the aid of our investment banker, Hudson Allen & Co., we are anticipating a round of financing by mid-year of 2000 that is expected to be a minimum of $5 million and could be significantly higher based on our operations at the time of the financing, although no assurances can be provided that such funds can be obtained on terms favorable to us or at all.

       We believe that the proceeds from the sale of debt and equity securities during 2000, combined with operating revenues, will be sufficient to allow us to conduct our operations during the fiscal year ending December 31, 2000.

       During 1999, we acquired $589,000 of equipment, including $574,000 for our network. During 1999, we and our vendors installed equipment in Southwest Asia, China and the United States as part of the effort to increase our network capabilities. The network equipment was financed by the manufacturer with a portion under capital lease at December 31, 1999 and the remainder put under lease during the first quarter of 2000. The additional equipment financing has been offset by payments made to the manufacturer on equipment acquired and financed in 1998 resulting in an increase of $8,000 in the amount owed the manufacturer at December 31, 1999.

       As part of the expenses associated with the mergers as noted above, we hired L. Flomenhaft & Co., Inc. as a consultant. The relationship extends for two years. As a fee for these services, L. Flomenhaft & Co. agreed to take shares of our common stock valued at $90,000 in lieu of cash.

       As noted above, the acquisition of subscribers for Empire One after the merger and the opportunistic expansion of the current network requires substantial investment of both equipment and personnel. We expect that we will have to continue to raise funds in both the private and public markets to have enough cash to pay for this expected expansion and to continue our operations. We believe that our ability to raise money in the public sector will enhance these efforts although there can be no assurance that this will be the case or that any public offering of our securities will be made.

ITEM 7.  FINANCIAL STATEMENTS

SEE "CONSOLIDATED FINANCIAL STATEMENTS" ON PAGES F-2 THROUGH F-18 OF THIS ANNUAL REPORT ON FORM 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The names, ages and titles of all of our directors and executive officers are:

          NAME         AGE                           POSITION
          ----         ---                             ----
Charles W. Albo         62          Chairman and Executive Vice President, Director
W. Todd Coffin          32          President, Chief Executive Officer, Director
Nana Maraneli           53          Vice-Chairman; Executive Vice President; Secretary; Director
Richard D. Rose         45          Chief Financial Officer; Treasurer
Stephen Albo            35          Chief Technology Officer
Raleigh Coffin          66          Director
John Theodoracopulos    34          Director
Ronald Frankum          64          Director

Each director is elected to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Each officer serves at the discretion of the Board of Directors, subject to any applicable employment agreements.

CHARLES W. ALBO, CHAIRMAN, EXECUTIVE VICE PRESIDENT, is our co-founder and has been Chairman and a director of Sonus Communication Holdings, Inc. and Sonus Communications, Inc. since April 7, 1999, served as Chief Executive Officer of Sonus Communications, Inc. from its incorporation in May, 1995 until April 14, 1999, and has been a director of the Sonus Communications, Inc. since May, 1995. Mr. Albo oversees our existing operations and is responsible for managing and developing new domestic customer relationships and new foreign partnership relationships. Mr. Albo's background is in strategic planning, analysis and management. In 1994, together with Nana Maraneli, Mr. Albo co-founded Goodwill Communications, Ltd., a company which installed and is operating international telecommunications services linking the Nation of Georgia to the United States. From 1994 through 1999, Mr. Albo served as Goodwill Communications' president. From 1992 until 1995, Mr. Albo served as President of Management Vision Partners, Inc., a company which assisted high technology companies in the development of next generation products, non-defense markets and international business.

W. TODD COFFIN, CHIEF EXECUTIVE OFFICER, PRESIDENT, DIRECTOR, joined Sonus Communication Holdings, Inc. and Sonus Communications, Inc. as CEO on April 14, 1999, as President on April 19, 1999 and as a Director on April 20, 1999. Mr. Coffin's background is in finance, telecommunications and enabling technologies. From March 1997 to April 1999, Mr. Coffin worked in investment banking for Tanner Unman Securities where he assisted in the financing of telecommunications companies including IDT Corp. and Amnex and technology companies including Fonix, Globalink and SuperConductor Technologies. From June 1995 to May 1997, Mr. Coffin was the Investment Director for ETOM Technologies, a venture-backed technology company. From April 1993 to May 1995, Mr. Coffin was with Alex Brown & Sons. From 1991 to 1993, Mr. Coffin was with Smith Barney, Harris, Upham.

NANA MARANELI, VICE-CHAIRPERSON, EXECUTIVE VICE PRESIDENT, SECRETARY, is our co-founder and has been Vice Chairperson, Executive Vice President, Secretary and a director of Sonus Communication Holdings, Inc. since April, 1999, was President of Sonus Communications, Inc. from May 1995 until April 20, 1999, and has been a director of Sonus Communications, Inc. since May 1995. Ms. Maraneli oversees our operations in the former Soviet Union and is responsible for the development of new telecommunication opportunities in Eastern Europe and Asia. Ms. Maraneli was born in Tbilisi, Georgia and is a permanent resident of the United States. She has ten years experience generating business partnerships between entities in the U.S., Tbilisi, Moscow, Paris, Vienna, Amsterdam, and London. Under George Soros' direction, Ms. Maraneli organized the development of the Soros Foundation's Georgian branch and served as its first executive director. In 1994, Ms. Maraneli co-founded Goodwill Communications, a Georgian telecommunication service provider. From 1993 through 1995, Ms. Maraneli served as Vice President of Management Vision Partners, Inc. While at Management Vision Partners, Inc., Ms. Maraneli assisted other companies in identifying joint venture partners and negotiating joint venture agreements for enterprises in Eastern Europe and the former Soviet Union, including joint ventures in Karelia for forest products, in Georgia for bank card clearing and in Bulgaria for cellular and paging services.

RICHARD D. ROSE, CHIEF FINANCIAL OFFICER, TREASURER, joined Sonus Communication Holdings, Inc. and Sonus Communications, Inc. on April 20, 1999 as Chief Financial Officer and Treasurer. From March 1998 until April 1999, Mr. Rose served as Vice President of Finance and Administration of Visual Mining, Inc., a venture-backed start-up software company. From October 1997 to March 1998, Mr. Rose was the Chief Financial Officer for the Netrix Corporation, a telephone/data switch manufacturer. From January 1997 through September 1997, Mr. Rose ran his own financial services company consulting for high-technology start-ups. Prior to January 1997, for more than five years, Mr. Rose was Chief Financial Officer of Penril Data Communication Networks, Inc., a manufacturer of data communications equipment.

STEPHEN ALBO, CHIEF TECHNOLOGY OFFICER, has been our Chief Technology Officer since January 1999. He has over 14 years of project management, systems analysis, design, development and maintenance experience at all levels. He also has experience in telecommunications, software development and business management. Since January 1999 Mr. Albo has been employed as our Chief Technology Officer, responsible for system development, implementation and maintenance of all voice/data networks. From September 1996 until

January 1999, Mr. Albo was the Director of Information Systems for CommTek Communications Corp., where he oversaw development and operations of all corporate information systems functions including production of printed and electronic magazines, and EDI partnerships. From May 1994 until September 1996 he was Director of Information Systems/Manager of Technical Support for Intrafed, Inc., where he was in charge of development and operations of all corporate information systems functions. Mr. Albo is the son of Charles W. Albo, Chairman and Executive Vice President of Sonus Communication Holdings, Inc. and Sonus Communications, Inc.

RALEIGH COFFIN, DIRECTOR, has been a director of Sonus Communication Holdings, Inc. and Sonus Communications, Inc. since April 19, 1999. He has extensive management experience in several major corporations. Mr. Coffin is currently Director and Vice Chairman of InMedia Presentations Inc. (listed on the Montreal Exchange as IMD) and is responsible for the strategic, marketing and funding needs for InMedia. InMedia sells computer software which provides for the digitization of film and other images for enhancement, e-mailing or multi-media presentations. Mr. Coffin served as President and CEO of ETOM Technologies Corp., a company that performed research and development for next generation DVD and video on demand technology, from 1992 until 1997. Mr. Coffin served as President and Founder of The Alternate Network, providing original programming and interactive phone services. He has served as Brand Manager at Procter & Gamble, assistant to the President and Chairman and as a division manager at General Foods and President of International Standard Brands. In addition, Mr. Coffin had responsibility for all operations outside the U.S. as President of Playtex International.

JOHN H. THEODORACOPULOS, DIRECTOR, joined Sonus Communication Holdings, Inc. in April, 1999. Since 1989, Mr. Theodoracopulos has worked for National Shipping & Trading Corp., a tanker and bulk carrier operator. Based in New York, New York, he oversees the fleet's worldwide commercial operations. He also advises their overseas affiliates on investments in real estate, tourism and agriculture.

RONALD FRANKUM, DIRECTOR, was appointed to the Board of Directors on September 27, 1999. Mr. Frankum is the founder, president and chairman of IntelPhone Holdings, Ltd., a telecommunications company started in 1993 to develop business opportunities in GSM technologies, manufacturing and high technology products on a global basis. From July 1996 to December 1998, Mr. Frankum was a member of the board of directors of Digitel, a telecommunications company which conducted trials for a nationwide 900 GSM digital cellular telephone system in the Republic of Slovenia. As a co-founder of PMCL Mobilink, Mr. Frankum helped to create the Motorola mobile phone system in Southwest Asia. In 1994, Mr. Frankum was the Vice-Chairman of the GSM Association and in 1995 served as the Chairman of the North American interest group of the GSM Association. From February 1986 to August 1997, Mr. Frankum served as Chairman of the Board of Saif Telecom Ltd., a southwest Asian company involved in the development of telecommunications services and was Managing General Partner of Cellular Fund One, an asset management company that raised capital and built and operated rural cellular telephone systems in the United States. Mr. Frankum is a former Deputy Science Advisor to President Reagan responsible for national telecommunications planning, emergency preparedness and network modernization.

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION OF EXECUTIVE OFFICERS

       The following information relates to compensation paid to our Chief Executive Officer and to the three other most highly-compensated individuals who were serving the Company as executive officers at the end of 1999. Herbert R. Donica served as the chief executive officer of The Park Group, Limited, our predecessor, during the last three fiscal years, until February 26, 1999. Neither Mr. Donica nor any other executive officer received compensation for their services as executive officers of The Park Group, Limited during the last three fiscal years.

                                                                            Annual Compensation
                                                             -----------------------------------------------------

                                                                                                    Securities
                                                                                                    Underlying
Name and Principal Position                  Fiscal Year        Salary              Bonus           Options/SAR
-------------------------------------      ---------------   -------------      --------------   -----------------
W. Todd Coffin, Chief
Executive Officer (1)                           1999            $80,000             $37,500              0


Charles W. Albo, Chief
Executive Officer,
Executive Vice
President (2)                                   1999            $86,534               0                  0


Steven Albo, Chief
Operating Officer                               1999           $108,000               0                200,000

------------

(1) Mr. Coffin served as Chief Executive Officer of the Company from April, 1999 through the end of 1999.

(2) Charles W. Albo served as our Chief Executive Officer from our inception until mid-April, 1999, and as our executive vice president from April, 1999 through the remainder of the 1999 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

       The following table presents information relating to option and warrant grants made during 1999 to our named Executive Officers and the potential realizable value of each grant assuming appreciation of our common stock at an annual rate of either 5% or 10% over the stated term of the option.

                                                                 Individual Grants
                         -----------------------------------------------------------------------------------------------
                            Number of Shares      Percentage of Options
                           Underlying Options      Granted to Employees        Exercise or Base
           Name                 Granted             in Fiscal Year (1)          Price Per Share       Expiration Date
-----------------------  ----------------------   -----------------------     ------------------   ---------------------
W. Todd Coffin                        0                   0                         --                       --

Charles W. Albo                       0                   0                         --                       --

Steven Albo                     100,000 (2)              18.83                      $1.50                 6/10/09
                                 75,000 (3)              14.12                       1.00                 4/19/04
                                 75,000 (4)              14.12                       1.00                 4/19/04

(1) Percentages calculated based on aggregate of 306,000 employee stock options granted and 225,000 warrants issued to employees.

(2) Represents stock options issued pursuant to our employee stock option plan, of which 41,667 options are vested and presently exercisable.

(3) Represent common stock purchase warrants which are all vested and presently exercisable.

(4) Represent common stock purchase warrants, of which 35,000 are currently vested or will vest within 60 days.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

       The following table presents certain information about stock options exercised by our named Executive Officers during 1999 and the value of unexercised options held by them at the end of 1999.

                                                                   No. Shares                          Value of Unexercised
                           Shares Acquired                   Underlying Unexercised                    In-the-Money Options
        Name                upon Exercise                 Options at December 31, 1999               At December 31, 1999 (1)
----------------  -------------------------------   ---------------------------------------    -----------------------------------

                     No.         Value Realized       Exercisable          Unexercisable         Exercisable       Unexercisable
----------------  -----------  ------------------   ------------------  -------------------    --------------   ------------------
W. Todd Coffin           -0-                 -0-                                                         -0-                  -0-

Charles W. Albo          -0-                 -0-                                                         -0-                  -0-

Steven Albo              -0-                 -0-              151,667               98,333          $273,400             $161,600

(1) The closing price of the Company's common stock at the end of fiscal year 1999 was $2.94 per share.

LONG TERM INCENTIVE PLAN DURING FISCAL YEAR

       We did not make any long term incentive plan awards to any executive officers or directors during the fiscal year ended December 31, 1999.

EMPLOYMENT AGREEMENTS

       We entered into a three-year employment agreement with Charles W. Albo as of April 15, 1999. The agreement provides that he will serve as Executive Vice President and Chairman of Sonus Communication Holdings, Inc. He has agreed to forgo any salary during the first year of the term (through May 1, 2000) but will become entitled to receive salary thereafter equivalent to that of similarly situated executives, to be not less than $84,000 per year. The agreement also provides that Mr. Albo shall be entitled to participate in benefit programs available to similarly situated senior management employees from and after April 15, 2000. We may terminate Mr. Albo's employment agreement for "cause" or upon a finding of disability under the agreement. The employment agreement also contains provisions pursuant to which Mr. Albo has agreed not to compete with us.

       We entered into a one-year employment agreement with Steven Albo as of February 1, 2000. The agreement provides that he will serve as Vice President of Operations and Chief Technical Officer of Sonus Communication Holdings, Inc. He agreed to a salary of $84,000 per year plus a bonus of $31,000 at December 31, 1999 provided he was an employee on that date.

DIRECTORS' COMPENSATION

       The directors do not receive any fees for their services in such capacity. However, each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director.

       On June 10, 1999, we adopted the 1999 Director Stock Incentive Plan, which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Director Stock Incentive Plan, which expires on June 10, 2009, our non-employee directors may be granted non-statutory stock options at an exercise price equal to 100% of the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. We have reserved 350,000 shares for issuance under the 1999 Director Stock Incentive Plan. As of the date of this prospectus, options to purchase 50,000 shares have been granted to Ronald Frankum under the 1999 Director Stock Incentive Plan entitling Mr. Frankum to purchase 50,000 shares at an exercise price of $2.00 per share.

EMPLOYEE STOCK INCENTIVE PLAN

       On June 10, 1999, we adopted the 1999 Stock Incentive Plan which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Stock Incentive Plan, which expires on June 10, 2009, employees may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% or greater shareholder. No option will be exercisable more than ten years from the date of grant. We have reserved 500,000 shares for issuance under the 1999 Stock Incentive Plan. As of the date of this prospectus, employees had been granted 306,000 shares. Options typically vest quarterly over a three year period unless the Board of Directors in its discretion provides otherwise. Options shall become fully vested upon a "change of control" as defined in the 1999 Stock Incentive Plan. The Board of Directors has discretion to set the terms and conditions of options; including the term, exercise price, and vesting conditions, if any; to determine whether the option is an incentive stock option or a non-qualified stock option; to select the persons who receive such grants; and to interpret and administer the 1999 Stock Incentive Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The table below sets forth certain information regarding the beneficial ownership of the common stock, the only class of capital stock authorized, as of March 9, 2000, by:

       (i) each person we know to be the beneficial owner of more than 5% of the outstanding shares of common stock,

       (ii) each of our directors and the Chief Executive Officer, and

       (iii) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

                        BENEFICIAL OWNERS OF MORE THAN 5%
                               OF OUR COMMON STOCK

                    NAME AND ADDRESS               AMOUNT AND NATURE
                  OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP      PERCENT OF CLASS
                  -------------------           -----------------------      ----------------
Charles W. Albo                                       1,044,431(1)                17.3%
1600 Wilson Blvd
Suite 1008
Arlington, VA
22209

Nana Maraneli                                         1,000,000(2)                16.6%
1600 Wilson Blvd.
Suite 1008
Arlington, VA
22209

Evansville Ltd.                                         545,370                      9%
Attn: Thomas A Huzer
Quadrant Management, Inc.
720 5th Avenue
New York, NY
10019

L. Flomenhaft & Co., Inc.                             1,051,255(3)                15.1%
225 West 34th Street
Suite 2008
New York, NY
10122

----------------------

(1) Includes 1,000,000 shares owned of record by Albo Limited Partners, a Virginia limited partnership, of which Mr. Albo is general partner.

(2) Includes 950,000 shares owned of record by Maraneli Limited Partners, a Virginia limited partnership, of which Ms. Maraneli is general partner.

(3) Includes 120,000 shares of outstanding common stock and fully vested common stock purchase warrants (i) issued January 21, 1999 to purchase 78,750 shares of common stock at an exercise price of $1.00 per share,
       (ii) issued January 21, 1999 to purchase 487,500 shares of common stock at an exercise price of $.92 per share, (iii) issued August 3, 1999 to purchase 86,250 shares of common stock at an exercise price of $1.00 per share, (iv) issued August 3, 1999 to purchase 25,500 shares of common stock issuable at an exercise price of $3.00 per share, (v) issued August 3, 1999 to purchase 32,812 shares of common stock at an exercise price of $2.00 per share, and (vi) issued November 22, 1999, January 5, 2000 and January 27, 2000 to purchase 220,443 shares of common stock at an exercise price of $1.35 per share. See "Description of Securities, Description of Warrants".

       The following table sets forth the beneficial ownership of common stock of the Directors and Executive Officers based on 6,032,214 shares of common stock outstanding as of March 9, 2000.

                        BENEFICIAL OWNERSHIP OF DIRECTORS
                             AND EXECUTIVE OFFICERS

NAME AND ADDRESS                                 AMOUNT AND NATURE
OF BENEFICIAL OWNER                           OF BENEFICIAL OWNERSHIP            PERCENT OF CLASS
-------------------                           -----------------------            ----------------
Charles W. Albo - Chairman and                     1,044,431 (1)                      17.3%
Executive Vice President
1600 Wilson Blvd.
Suite 1008
Arlington, VA 22209

Steven Albo                                          151,667 (2)                       2.5%
Chief Technology Officer
1600 Wilson Blvd.
Suite 1008
Arlington, VA 22209

Raleigh Coffin - Director                           100,000 (3)                      1.6 (4)
c/o Hudson Capital Advisors, LLC
160 Shore Road
Old Greenwich, CT 06870

W. Todd Coffin - Chief                              292,007 (4)                        4.7%
Executive Officer, President and
Director
1600 Wilson Blvd.
Suite 1008
Arlington, VA 22209

Nana Maraneli - Vice                               1,000,000 (5)                      16.6%
Chairperson,
Executive Vice President and
Secretary
1600 Wilson Blvd.,
Suite 1008
Arlington, VA 22209

Richard D. Rose - Treasurer and                      50,000 (6)                       -- (7)
Chief Financial Officer
1600 Wilson Blvd.,
Suite 1008
Arlington, VA 22209

John Theodoracopulos  Director                       150,623 (8)                       2.5%
545 Madison Avenue
6th Floor
New York, NY 10022

Ronald Frankum                                        12,500 (9)                      -- (7)
Director
774 Mays Blvd., Suite 10-222
Incline Village, NV 89451

Directors and Executive Officers as a Group           2,757,895                       41.9%

1. Includes 1,000,000 shares owned of record by Albo Limited Partners, a Virginia limited partnership, of which Mr. Albo is general partner.

2. Represents warrants to purchase 75,000 shares of common stock at $1.00 per share granted as of January 1, 1999, all of which are vested, warrants to purchase 25,000 shares of common stock at $1.00 per share granted as of April 20, 1999, all of which are vested, and options to purchase 33,334 shares of common stock at $1.50 per share, all of which are vested.

3. Represents 100,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share which are fully vested.

4. Includes warrants to purchase 4,688 shares of common stock at an exercise price of $2.00 per share, warrants to purchase 37,319 shares of common stock at an exercise price of $1.35 per share, and warrants to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, all of which are vested and owned beneficially and of record by Hudson Allen & Co. Mr. Coffin is an equity holder in Hudson Allen & Co.

5. Includes 950,000 shares owned of record by Maraneli Limited Partners, a Virginia limited partnership, of which Ms. Maraneli is general partner.

6. Represents warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share which are vested, and options to purchase 25,000 shares of common stock at $1.50 which are vested.

7.     Percent of class is less than 1%.

8. Includes 138,123 shares of issued common stock and warrants to purchase 12,500 shares of common stock at an exercise price of $3.00 per share which are fully vested.

9. Represents options granted under the Company's 1999 Directors Stock Option Plan which are fully vested.

CONDITIONAL RIGHT TO ACQUIRE CERTAIN SECURITIES

       In addition to the shares set forth in the table above, Charles Albo and Nana Maraneli also each own warrants to purchase 125,000 shares of common stock at $1.50 per share, which vest when the shares of common stock issued in the unit placement are registered for resale or otherwise are exempt from registration under the Securities Act and the stock price per share has closed at or above $3.00 bid for 20 consecutive trading days within the eighteen month period following the closing of such private placement. The warrants were issued on April 20, 1999 and expire on April 20, 2004.

       In addition to options to purchase 41,667 shares of common stock at a price of $1.50 per share and warrants to purchase 110,000 shares of common stock at a price of $1.00 per share, all of which are fully vested, Mr. Stephen Albo owns options to purchase 58,333 shares of common stock at a price of $1.50 per share and warrants to purchase an additional 40,000 shares of common stock at a price of $1.00 per share, which vest in equal 10,000 warrant increments on each six month anniversary of the date of issuance of the warrants. The warrants were issued to Mr. Stephen Albo as of April 20, 1999.

In addition to the 292,007 shares of common stock shown in the table above, Mr.
W. Todd Coffin, through Coffin & Sons, Inc., his wholly-owned consulting company, also has the right to receive (i) 50,000 additional shares of common stock upon the completion of the next private placement to occur after April, 1999 in an amount in excess of $1,000,000 at a price per share of at least $1.50 per share, (ii) 50,000 shares of common stock following the closing of such private placement, if the shares issued in such private placement are successfully registered for resale under the Securities Act and the stock trades at or above $3.00 per share for 20 consecutive trading days within 18 months of the closing of such private placement, and (iii) in the event we and Coffin & Sons, Inc. choose not to renew their consulting arrangement, 50,000 shares of common stock following the installation of a new chief executive officer identified and recruited by Coffin & Sons, Inc. and acceptable to us.

Also in addition to the 292,007 shares of common stock shown above, Mr. Coffin, through Hudson Allen & Co., has been granted warrants to purchase an additional 300,000 shares of common stock which are not currently vested, but vest in 100,000 warrant increments for each $2,000,000 worth of financing obtained for us by Hudson Allen. Mr. Todd Coffin is an equity owner of Hudson Allen & Co.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In April, 1999, Mr. Albo, Chairman and Executive Vice President, and Ms. Maraneli, Vice-Chairperson and Executive Vice President, each transferred 550,000 shares of common stock to us, for cancellation. The cancellation became effective in May, 1999. In exchange for the cancellation of these shares, we issued to each of Mr. Albo and Ms. Maraneli warrants dated April 20, 1999 to purchase 125,000 shares of common stock at an exercise price of $1.50 per share. Mr. Albo and Ms. Maraneli are our founders.

       In April 1999, Mr. Albo and Ms. Maraneli also each transferred to us 75,000 shares, at a price of $1.50 per share, which shares were redeemed by the Company effective May 1999. Mr. Albo and Ms. Maraneli have agreed that payment of the $1.50 per share will be deferred until the closing of a private placement of common stock in an amount not less than $1,000,000 or another equity financing in which we receive proceeds of not less than $1,000,000. In exchange for the deferral of our payment obligations, we have agreed to advance each of Mr. Albo and Ms. Maraneli up to $7,000 each month as a loan to Mr. Albo and Ms. Maraneli, not to exceed the $112,500 in the aggregate. All amounts so advanced will be deducted from $112,500 to be paid to Mr. Albo and Ms. Maraneli upon the closing of the proposed private placement or other equity financing providing proceeds to us of not less than $1,000,000. Mr. Albo and Ms. Maraneli are required to repay such advances only from amounts paid to Mr. Albo and Ms. Maraneli pursuant to the redemption of their shares described above.

       In April 1999, Mr. Albo agreed to convert our shareholder demand note in the aggregate principal amount of $99,969 in favor of Mr. Albo into 44,431 shares of common stock, reflecting a conversion rate of $2.25 per share. The demand note was cancelled in exchange for the issuance of the shares in May, 1999.

       In May 1999, we sold $575,000 of our 10% Convertible Debentures. The Debentures were automatically converted into common stock upon the first closing of the Unit offering described below at an effective conversion price of $1.00 per share. Mr. Theodoracopulos, a director, purchased $25,000 aggregate principal amount of such Debentures.

       In October 1999, we entered into a letter agreement with the investment banking firm of Hudson Allen & Co. Under the terms of the agreement, Hudson Allen has agreed to render investment banking services for one year in exchange for a signing fee of 500,000 common stock purchase warrants, 100,000 vesting upon signing, with the remainder vesting in 100,000 warrant increments for each $2,000,000 worth of financing obtained for us by Hudson Allen. Under the agreement, Hudson Allen will also serve as our non-exclusive placement agent. As our placement agent Hudson Allen will be entitled to commissions pursuant to successful financings in the form of a cash fee of 8% of gross proceeds received, 8% warrant coverage for proceeds up to $5,000,000 and a cash fee of 5% and 5% warrant coverage for proceeds received in excess of $5,000,000. We expect the warrants to provide for registration rights for the common stock underlying the warrants.

       Hudson Allen will be entitled to receive a management fee of $6,000 per month from and after the date on which it has raised $1,000,000 for us as a management and consulting fee. In the event of a merger or acquisition consummated by a source introduced to us by Hudson Allen, a fee in the amount of 3% shall be payable to Hudson Allen. Hudson Allen will receive 1% of the transaction value if we are acquired by another entity not introduced by Hudson Allen and Hudson Allen works on such transaction at any time during the effectiveness or within one year after termination of this agreement.

       Hudson Allen will be entitled to the foregoing fees if:

       1. a financing, merger or acquisition is consummated within 12 months of their termination (or the expiration of Hudson Allen's engagement); and

       2. there was contact by or through Hudson Allen with the other party to the financing, regarding financing during the period of the engagement; or

       3. any materials, presentations or analyses prepared by Hudson Allen are provided to the other party prior to consummation of the financing.

       The agreement requires us to indemnify Hudson Allen under certain circumstances and reimburse Hudson Allen for its expenses incurred in the course of representing us. We can provide no assurance that Hudson Allen will be successful in raising funds for us or in finding suitable acquisitions.

Mr. Coffin has been serving as chief executive officer on an interim month-to-month basis since his contract expired on October 15, 1999. We are actively engaged in locating a suitable replacement but have not made a hiring decision. Mr. Coffin intends to step down as chief executive officer and director during the fourth quarter of this year assuming that a suitable replacement is located. We can provide no assurance, however, that we will be able to locate a suitable replacement prior to Mr. Coffin's departure. In addition, Mr. Coffin is associated with Hudson Allen & Co., our investment banking firm. Mr. Coffin may receive a portion of the consideration Hudson Allen becomes entitled to under our letter agreement with Hudson Allen. See "Security Ownership of Certain Beneficial Owners and Management: Conditional Right to Acquire Certain Securities" for additional information, which is incorporated by reference herein and "Executive Compensation: Employment Agreements" for additional information, which are incorporated by reference herein.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  Financial Statements

       Included in Part II of this report:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Operations for each of the two years in the period ended December 31, 1999

       Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 1999

       Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 1999

       Notes to Consolidated Financial Statements for the years ended December 31, 1999 and 1998

  Exhibits

  The exhibits are set forth on the attached Exhibit Index which is incorporated by reference.

  Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX

Exhibit
No.            DESCRIPTION OF EXHIBIT

2.1 Plan of Merger between Sonus Park Acquisition, Inc. and Sonus Communications, Inc. dated February 26, 1999, contained in the Agreement of Merger previously filed as Exhibit 3.1(f) to Form 10-SB filed May 14, 1999 (the "Form 10-SB"), hereby incorporated by reference.

2.2 Agreement and Plan of Merger dated April 12, 1999, contained in the Articles of Merger previously filed as Exhibit 3.1(g) to Form 10-SB, hereby incorporated by reference.

2.3 Merger Agreement dated as of November 15, 1999 among the Company, Empire One Acquisition Corporation, Empire One Telecommunications, Inc., John K. Friedman, Paul A. Butler, and Bradley D. Lewis previously filed as Exhibit 2.3 to Form SB-2 filed December 7, 1999 ("Form SB-2"), hereby incorporated by reference.

3.1            Certificate of Incorporation of the Company, previously filed as
               Exhibit 2.1 of Form 10-SB, hereby incorporated by reference.

3.2 By-laws of the Company, previously filed as Exhibit 2.2 of Form 10-SB, hereby incorporated by reference.

4.1 Stock Subscription Agreement dated January 14, 1999, previously filed as Exhibit 3.1(a) of Form 10-SB, hereby incorporated by reference.

4.2 Placement Agent Agreement dated January 14, 1999, previously filed as Exhibit 3.1(b) of Form 10-SB, hereby incorporated by reference.

4.3 Shareholders Agreement dated as of January 21, 1999, previously filed as Exhibit 3.1(c) of Form 10-SB, hereby incorporated by reference.

4.4            10% Convertible Debentures dated May 5, 1999, previously filed as
               Exhibit 3.1(d) of Form 10-SB, hereby incorporated by reference.

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

4.9 78,750 Placement Agent Warrants issued to L. Flomenhaft & Co., Inc. dated January 21, 1999, previously filed as Exhibit 4.9 to Form SB-2, incorporated herein by reference.

4.10 11,250 Warrants issued to Lawrence Kaplan dated January 21, 1999, previously filed as Exhibit 4.10 to Form SB-2, incorporated herein by reference.

4.11           487,500 Consulting Warrants issued to L. Flomenhaft & Co., Inc.
               dated January 21, 1999, previously filed as Exhibit 4.11 to Form SB-2, incorporated herein by reference.

4.12 86,250 Debenture Placement Agent Warrants issued to L. Flomenhaft & Co., Inc. dated August 3, 1999, previously filed as Exhibit
               4.12 to Form SB-2, incorporated herein by reference.

4.13 Form of Unit Warrant issued to various purchasers dated August 3, 1999, previously filed as Exhibit 4.13 to Form SB-2, incorporated herein by reference.

4.14 32,812 Unit Placement Agent Warrants issued to L. Flomenhaft dated August 3, 1999, previously filed as Exhibit 4.14 to Form SB-2, incorporated herein by reference.

4.15 4,688 Unit Placement Agent Warrant issued to Tanner Unman Securities, Inc. on August 3, 1999, previously filed as Exhibit
               4.15 to Form SB-2, incorporated herein by reference.

4.16           4,444 Placement Agent Warrants issued to Coffin & Sons, Inc.
               dated November 22, 1999, previously filed as Exhibit 4.16 to Form SB-2, incorporated herein by reference.

4.17 58,276 Placement Agent Warrants issued to L. Flomenhaft & Co., Inc. dated November 22, 1999, previously filed as Exhibit 4.17 to Form SB-2, incorporated herein by reference.

10.1 Employment Agreement dated as of April 15, 1999 between the Company and Charles W. Albo, previously filed as Exhibit 10.1 to Form SB-2, incorporated herein by reference.

10.2 Employment Agreement dated as of April 15, 1999 between the Company and Nana Maraneli, previously filed as Exhibit 10.2 to Form SB-2, incorporated herein by reference.

10.3           Consulting Agreement between Sonus Communications, Inc. and L.
               Flomenhaft & Co., Inc. dated January 14, 1999, previously filed as Exhibit 6.1(a) of Form 10-SB, hereby incorporated by reference.

10.4           Placement Agent Agreement between Sonus Communications, Inc. and
               L. Flomenhaft & Co., Inc. dated January 14, 1999, previously filed as Exhibit 3.1(b) of Form 10-SB, hereby incorporated by reference.

10.5 Employment Agreement with Richard D. Rose dated April 15, 1999, previously filed as Exhibit 6.1(c) of Form 10-SB, hereby incorporated by reference.

10.6 Consulting Agreement with Raleigh Coffin dated as of April 15, 1999, previously filed as Exhibit 6.1(d) of Form 10-SB, hereby incorporated by reference.

10.7           10% Convertible Debentures dated May 5, 1999, previously filed as
               Exhibit 3.1(d) of Form 10-SB, hereby incorporated by reference.

10.8 Consulting Agreement dated April 15, 1999 between the Company and Coffin & Sons, Inc., previously filed as Exhibit 6.1(f) of Form 10-SB, hereby incorporated by reference.

10.9 Hudson Allen Letter Agreement, previously filed as Exhibit 10.9 of Form SB-2, hereby incorporated by reference.

22 Subsidiaries of the Company: Sonus Communication, Inc., a Virginia corporation, and Empire One Acquisition Corporation, a Delaware corporation.

27             Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2000                     SONUS COMMUNICATION HOLDINGS, INC.


                                           BY:/s/ W. Todd Coffin
                                           -------------------------------------
                                           W. Todd Coffin
                                           President and Chief Executive Officer

In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                              Title                              Date
----------                                                              -----                              ----
/s/ W. Todd Coffin                                               President and Chief Executive             March 27, 2000
----------------------------------                               Officer and Director
W. Todd Coffin

/s/ R. D. Rose                                                   Chief Financial Officer                   March 27, 2000
----------------------------------                               (Principal Financial and
Richard D. Rose                                                  Accounting Officer)

/s/ Charles W. Albo                                              Director                                  March 27, 2000
----------------------------------
Charles W. Albo

/s/ Nana Maraneli                                                Director                                  March 27, 2000
----------------------------------
Nana Maraneli

/s/ Raleigh Coffin                                               Director                                  March 27, 2000
----------------------------------
Raleigh Coffin

/s/ John Theodoracopulus                                         Director                                  March 27, 2000
----------------------------------
John Theodoracopulus

/s/ Ronald Frankum                                               Director                                  March 27, 2000
----------------------------------
Ronald Frankum

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................F-2
Financial Statements:
            Consolidated Balance Sheets........................................F-3
            Consolidated Statements of Operations..............................F-4
            Statement of Changes in Stockholders' Equity.......................F-5
            Consolidated Statements of Cash Flows..............................F-6
Notes to Financial Statements..................................................F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sonus Communication Holdings, Inc.
Arlington, Virginia

We have audited the consolidated balance sheets of Sonus Communication Holdings, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sonus Communication Holdings, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        LAZAR LEVINE & FELIX LLP

New York, New York
February 10, 2000

                SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                    ------------------------------
                                                  ASSETS                               1999                1998
                                                                                    -----------        -----------
CURRENT ASSETS:
        Cash and cash equivalents                                                   $   234,688        $     1,263
        Accounts receivable, less allowance for doubtful
            accounts of $20,223 in 1999                                                  31,936             41,244
        Installment sales receivable, net of unearned
            profit of $106,134 in 1999 and $ 131,340 in 1998                            187,430            231,090
        Loan receivable                                                                 150,000                  -
        Prepaid expenses                                                                166,572                  -
                                                                                    -----------        -----------
TOTAL CURRENT ASSETS                                                                    770,626            273,597

PROPERTY AND EQUIPMENT, net                                                             721,905            231,615
OTHER ASSETS                                                                             62,062                  -
                                                                                    -----------        -----------
TOTAL ASSETS                                                                        $ 1,554,593        $   505,212
                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
        Accounts payable                                                            $   382,045        $   212,039
        Vendor equipment payable                                                        364,666            356,273
        Lease obligation, current portion                                                87,399
        Due to shareholders                                                             113,000                  -
        Accrued expenses                                                                 42,510             17,496
                                                                                    -----------        -----------
TOTAL CURRENT LIABILITIES                                                               989,620            585,808
                                                                                    -----------        -----------
        Due to shareholder                                                                    -             99,969
        Lease obligation, net of current portion                                        109,550                  -
        Other noncurrent liabilities                                                     43,000                  -
                                                                                    -----------        -----------
TOTAL LIABILITIES                                                                     1,142,170            685,777
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Common stock, $.0001 par value; authorized 100,000,000 shares; issued and outstanding 4,598,850 shares in 1999
             and 3,597,954 shares in 1998                                                   460                360
        Additional paid-in capital                                                    2,476,488            267,334
        Subscriptions received                                                          135,000                  -
        Accumulated deficit                                                          (2,199,525)          (448,259)
                                                                                    -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                              412,423           (180,565)
                                                                                    -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,554,593        $   505,212
                                                                                    ===========        ===========

                 See notes to consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                           ------------------------------
                                               1999                 1998
                                           -----------        -----------
OPERATING INCOME:
   Telecommunication services              $ 1,635,042        $   225,840
   Consulting services                           -                 61,450
   Installment sales                            69,014               -
                                           -----------        -----------
Total                                        1,704,056            287,290

OPERATING EXPENSES
   Direct expenses                           1,951,519            267,946
   General & administrative                  1,237,092             93,752
                                           -----------        -----------
                                             3,188,611            361,698

LOSS FROM OPERATIONS                        (1,484,555)           (74,408)

OTHER EXPENSE
  Interest, net                                 (5,100)            (6,998)
  Merger related costs                        (261,611)              -
                                           -----------        -----------
                                              (266,711)            (6,998)

LOSS BEFORE INCOME TAXES                    (1,751,266)           (81,406)

   Provision for income taxes                     -                  -
                                           -----------        -----------

NET LOSS                                   $(1,751,266)       $   (81,406)
                                           ===========        ===========

Basic loss per common share                $     (0.44)       $     (0.02)
                                           ===========        ===========
Shares used in per share calculation         3,965,071          3,488,298
                                           ===========        ===========



                 See notes to consolidated financial statements

                SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARY
                    STATEMENT CHANGES IN STOCKHOLDERS' EQUITY

                                             Common Stock
                                     --------------------------       Paid-in       Subscription    Accumulated
                                        Shares         Amount         Capital         Received        Deficit           Total
                                     ----------     -----------     -----------       ---------     -----------     -----------
Balance, January 1, 1998              3,378,512     $       338     $   238,211       $    -        $  (366,853)    $  (128,304)
Split shares issued for rounding            129           -               -                -               -               -
Conversion of loans                     162,877              16          21,629            -               -             21,645
Sale of common shares                    56,436               6           7,494            -               -              7,500
Net loss                                  -               -               -                -            (81,406)        (81,406)
                                     ----------     -----------     -----------       ---------     -----------     -----------
Balance, December 31, 1998            3,597,954     $       360     $   267,334       $    -        $  (448,259)    $  (180,565)

Sale of common shares                   750,000              75         626,559                                         626,634
Shares issued for merger related
     consulting fees                    150,000              15          89,985                                          90,000
Shares returned by founders          (1,100,000)           (110)            110                                               -
Shares issued to consultant              50,000               5          37,495                                          37,500
Conversion on shareholder note           44,431               4          99,965                                          99,969
Repurchase from shareholders           (150,000)            (15)       (224,985)                                       (225,000)

Sale of common shares in Unit
     equity offering                    250,000              25         434,914                                         434,939
Conversion of convertible
     debentures                         588,325              59         530,766                                         530,825
Sale of common shares                   418,140              42         502,345                                         502,387

Waiver of compensation payable                                          112,000                                         112,000
Received for January 2000
     financing                                                                          135,000                         135,000
Net loss                                  -               -               -               -          (1,751,266)     (1,751,266)
                                     ----------     -----------     -----------       ---------     -----------     -----------
Balance, December 31, 1999            4,598,850     $       460     $ 2,476,488       $ 135,000     $(2,199,525)    $   412,423
                                     ==========     ===========     ===========       =========     ===========     ===========


                 See notes to consolidated financial statements

                SONUS COMMUNICATION HOLDINGS, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                                    --------------------------
                                                                        1999           1998
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $(1,751,266)    $   (81,406)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Depreciation                                                 98.529          25,735
           Common shares issued for services rendered                  127,500            -
           Time contributed in lieu of salary                          112,000            -
      Changes in assets and liabilities:
           Accounts receivable                                           9,308         (41,244)
           Installment sales receivable                                 43,660        (231,090)
           Prepaid expenses                                           (166,572)          2,018
           Accounts payable                                            170,006         209,890
           Vendor equipment payable                                      8,393         356,273
           Accrued expenses                                             25,014           5,316
                                                                    ----------      ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (1,323,428)        245,492

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                           (379,417)       (257,350)
      Loan to Empire One Telecomm                                     (150,000)           -
      Deposits for equipment and circuits                              (19,062)           -
                                                                    ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                 (548,479)       (257,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                        2,094,785           7,500
      Subscriptions received                                           135,000            -
      Repurchase of founder shares                                    (112,000)           -
      Payment of lease obligation for network equipment                (12,453)           -
                                                                    ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,105,332           7,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   233,425           (4358)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR             $     1,263     $     5,621
                                                                    ----------      ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                   $   234,688     $     1,263
                                                                    ==========      ==========
SUPPLEMENTAL INFORMATION
      Cash payments for interest                                   $    13,289     $      -
                                                                    ==========      ==========
      Cash payments for taxes                                      $      -        $      -
                                                                    ==========      ==========

                 See notes to consolidated financial statements

                SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

NOTE 1 - DESCRIPTION OF BUSINESS

       The accompanying consolidated financial statements include the accounts of Sonus Communication Holdings, Inc. (the "Company" or "Holdings") and Sonus Communications, Inc. ("Sonus"), the Company's wholly owned subsidiary. The Company was incorporated in April 1999 as part of the merger between Sonus Communications Inc and The Park Group ("Park") and re-incorporation of The Park Group in Delaware (see Note 3 for details). Holdings is an inactive company whose only asset currently is Sonus.

       Sonus is a provider of low-cost, high-quality international telephone and Internet services. Sonus secures access to international destinations that offer the opportunity for large call volumes and high margins. The company establishes Internet connectivity and uses the circuit to provide voice, facsimile, Internet, and e-commerce services to US and foreign telephone and Internet Service Providers. In general, Sonus' destinations are in developing countries characterized by high international telephone rates, poor Internet connectivity and little access to U.S. e-commerce or business-to-business services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Sonus Communications, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

       Revenue from telecommunications services is recognized as the service is provided. In connection with the sale of equipment, the related receivable is collected over extended periods based on usage of the equipment and consequently the revenue and profit is recognized on the installment method as the receivable is collected (see Note 4 for details).

DIRECT OPERATING EXPENSES

       Direct operating expenses consist primarily of telecommunications costs, connectivity costs and the cost of equipment sold to customers.

PROPERTY AND EQUIPMENT

       Network equipment and furniture and fixtures are recorded at cost and depreciated using the following estimated useful lives:

                        Computers and other              2 - 7 years
                        Network equipment                  5   years

CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost which approximates market value.

       The Company maintains its cash balances primarily in one financial institution. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Management periodically monitors the credit worthiness of its bank to lower its risk.

INCOME TAXES

       The Company accounts for income taxes using the asset and liability approach as per FASB Statement no. 109, Accounting for Income Taxes ("FASB 109"). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse. Under FASB 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date of the rate change.

STOCK BASED COMPENSATION

       FASB Statement No. 123 Accounting for Stock Based Compensation, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants. Such disclosure is included in Note 8 below. No compensation expense is recognized pursuant to the Company's stock option plan under FASB 123, which is consistent with prior treatment under APB 25.

EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share is calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

CREDIT RISK

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, trade receivables and property. Concentration of credit risk with respect to trade receivables is limited as a result of the customer base being mostly in the United States and the property risk limited because most equipment in foreign countries is owned by the Company's vendor in that country.

 STATEMENT OF COMPREHENSIVE INCOME

       SFAS 130, Reporting Comprehensive Income prescribes standards for reporting comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

NOTE 3 - MERGER & ACQUISITION

       MERGER: In January 1999, Sonus entered into merger discussions with Park. In anticipation of the merger, Park formed Sonus Park Acquisition, Inc. as a wholly owned subsidiary of Park. On March 4, 1999, Park Acquisition merged with and into Sonus leaving Sonus as the surviving corporation and a wholly owned subsidiary of Park. The former shareholders of Sonus received 92% of the capital stock of Park. The merger was accomplished via a reverse acquisition accounted for as a pooling of interests.

       On April 7, 1999, Park organized Sonus Communication Holdings, Inc. as a Delaware corporation and wholly owned subsidiary of Park. On April 16, 1999, Holdings merged with and into Park leaving Holdings as the surviving corporation. As a consequence of the merger, Sonus became a wholly owned subsidiary of Holdings. Shares of Park were exchanged for shares of Holdings on a one-for-one basis in the merger. The sole purpose of the merger was to re-incorporate in the state of Delaware.

       SUBSEQUENT ACQUISITION: On November 15, 1999, the Company signed a definitive merger agreement, subject to regulatory and EOT shareholder approval, to acquire Empire One Telecommunications, Inc. ("EOT") for 1,065,857 shares of common stock of the Company in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share. The Company has received Federal Communication Commission and New York State Public Service Commission approval with the remaining regulatory approvals anticipated before the end of the first quarter of 2000. EOT has scheduled the shareholder meeting on March 6, 2000 to vote on the merger.

       EOT is a domestic Competitive Local exchange Carrier ("CLEC"), Interexchange Carrier and Internet Service Provider that offers a full range of services including local, long-distance, internet access and web hosting services to approximately 12,000 subscribers. EOT's 1999 revenues were approximately $4.9 million.

NOTE 4 - INSTALLMENT SALES

       During 1998, the Company purchased telecommunications equipment from a vendor at a cost of $231,090 which was sold to Egrisi Joint Stock Company, Ltd., an entity in the Republic of Georgia for $362,430. The payment terms are based on the usage of the equipment and consequently the collection period may be extended. As a result, the Company has recorded this sale under the installment method. Each payment collected is allocated to cost and profit in the same ratio that these two elements existed at the time of the sale. No installment sales were recorded in 1998. During 1999, the Company recorded installment sales of $69,014 with a margin of $ 25,206. At December 31, 1999, the remaining receivable on the installment sale was $187,430 net of unearned profit of $106,134.

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                                December 31
                                                          -----------------------
                                                             1999          1998
                                                          ---------     ---------
                    Network equipment                     $ 619,754     $ 257,350
                    Computers & other office equipment       17,013         -
                    Assets held under capital lease         209,402         -
                                                          ---------     ---------
                                                            846,169       257,350
                    Accumulated depreciation               (124,264)      (25,735)
                                                          ---------     ---------
                    Property and equipment, net           $ 721,905     $ 231,615
                                                          =========     =========

NOTE 6 - STOCKHOLDERS EQUITY

       On January 20, 1999, in connection with the merger with Park (see Note
       3), the shareholders of the Company approved a 1 for 262.154216 reverse stock split of the Company's common stock. Additional shares were issued to round up each shareholder's fractional shares, and as a result of this split, 347,954 shares became outstanding immediately after the reverse split. The financial statements have been retroactively adjusted to account for this transaction.

NOTE 7 - FINANCING

       On January 21, 1999, Sonus completed the sale of 750,000 shares of common stock at $1.00 per share in a private placement to accredited investors. The aggregate offering price was $750,000 with Sonus netting cash proceeds of $627,000. L. Flomenhaft & Co.("Flomenhaft"), acting as investment banker, received $75,000 in cash and a five year common stock purchase warrant for 112,500 shares for its services. The investors in the private placement received piggyback registration rights in connection with the sale.

       In May 1999, the Company issued an aggregate principal amount of $575,000 of its 10% convertible debentures ("Debentures"). The Debentures were automatically converted under the terms of the agreement to common stock with the sale of the Equity Unit offering in August 1999 as described below. Debenture holders were also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures were converted. The Company converted the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provided the additional shares as part of the equity kicker thereby effectively making the price of the common shares $1.00 per share. Flomenhaft provided the investment banking services for this offering. By the terms of the Debentures, all investment banking fees were deferred until the Debentures were converted. In August, with the conversion of the Debentures into shares of common stock, the cash fees of $57,500 and the five-year warrants were issued to Flomenhaft.

       In August 1999, the Company sold $500,000 of its equity Units, consisting of an aggregate of 250,000 shares of common stock and 250,000 common stock purchase warrants. Each warrant is exercisable at $3.00 per share of common stock. The sale resulted in net proceeds to the Company of $435,000 after investment banking fees and other expenses. The investment banking fees resulted in a cash payment to Flomenhaft of $50,000 and the issuance to Flomenhaft and a nominee of Flomenhaft five-year common stock purchase warrants.

       In conjunction with the acquisition of Empire One Telecommunications, the Company completed the sale of 1,851,504 shares of common stock at $1.35 per share. The aggregate offering price was $2.5 million with the Company realizing $2,246,000 in cash proceeds. The offering was completed in three pieces with the first closing occurring on November 22, 1999 for 418,140 shares resulting in gross proceeds of $564,000 and net proceeds to the Company of $502,000, the second closing occurring on January 5, 2000 for 1,088,939 shares resulting in gross proceeds of $1,470,000 and net proceeds to the Company of $1,327,000, and the final closing occurring on January 27, 2000 for 344,425 shares resulting in gross proceeds of $465,000 and net proceeds to the Company of $417,157. The difference between gross proceeds and net proceeds reflect expenses of approximately $11,000 with the remaining difference being the cash portion of the investment banking fees. The closing that occurred on November 22, 1999 is included in the issued and outstanding common stock of the Company at December 31, 1999. At December 31, 1999, the Company had received $135,000 from investors in anticipation of the closing that occurred on January 5, 2000. These proceeds are shown in the equity section on the accompanying Consolidated Balance Sheet as subscriptions received.

       In the third quarter of 1999, the Company entered into an equipment leasing arrangement with its network equipment supplier. The agreement provides for a total available facility of $2.2 million. Under the arrangement, the Company leased $209,000 of network equipment in the third quarter recording the transaction as a capital lease. Subsequent to

       December 31, 1999, the Company converted the outstanding vendor equipment payable of $365,000 into a lease under this leasing agreement. If the lease had been converted at December 31, 1999, $219,000 of the vendor equipment payable would have been classified as a long-term obligation.

NOTE 8 - WARRANTS AND OPTIONS

       FINANCING WARRANTS: In conjunction with the financing completed on January 21, 1999 See Note 7 for a discussion of financing activity), Flomenhaft received 112,500 stock purchase warrants as a portion of the fees for acting as Sonus' investment banker. The exercise price was set at $1.00 per share, the per share sales price of the related private placement. Of the 112,500 warrants, Sonus issued 90,000 warrants to Flomenhaft and a warrant for the remaining 22,500 shares to a nominee of Flomenhaft. The warrants have piggyback registration rights associated with them.

       In May 1999, Flomenhaft acted as investment banker for the Company's 10% Convertible Debentures. As part of the fees for managing this offering, Flomenhaft earned common stock purchase warrants to acquire shares of the Company equal to 15% of the shares into which the Debentures converted at the effective conversion price of the Debentures. Under the terms of the Debenture Agreement, the Company had the right to either pay off the Debentures or to convert the Debentures to common shares, therefore the number of warrants and the exercise price of such warrants could only be determined upon conversion. Consequently, by agreement, the issuance to Flomenhaft of the warrants associated with the Debentures was deferred until the actual date of conversion. The Company chose to convert the entire Debenture to common shares and therefore Flomenhaft received the maximum number of warrants when the Debentures converted in August 1999. The exercise price was equal to the effective offering price of $1.00 per share.

       As part of the investment banking fees in conjunction with the Company's Unit Equity offering in August 1999, Flomenhaft earned a common stock purchase warrant for 37,500 shares at an exercise price of $2.00 per share, the price of each Unit in the offering. Of the shares earned, 32,812 were issued to Flomenhaft with the remaining 4,688 issued to a nominee of Flomenhaft.

       In conjunction with the financing traunch closed in November 1999, Flomenhaft and a nominee of Flomenhaft received five-year common stock purchase warrants to acquire a total of 62,720 shares of the Company's common stock at an exercise price of $1.35 per share, the price paid by investors for each share in the offering. As indicated above, the Company closed the remaining portion of this offering in January 2000. Flomenhaft and Hudson Allen (both investment bankers of the Company) received as the non-cash portion of the investment banking fee for the two January 2000 closings, common stock purchase warrants to acquire respectively, 162,162 and 32,875, shares of the Company's common stock at an exercise price of $1.35.

       CONSULTING WARRANTS: On January 14, 1999, Sonus Communications entered into a two year consulting arrangement with L. Flomenhaft & Co. ("Consultant") whereby the Consultant is to provide strategic financial, business planning and business development services. The Agreement became effective January 21, 1999 when the first private placement was completed. To compensate Consultant for his efforts, Sonus issued a five-year warrant for 487,500 shares of common stock of the Company with an exercise price of $1.00 per share.

       Effective April 1, 1999, the Company entered into a consulting agreement with Coffin & Sons, Inc., a consulting firm owned by Mr. W. Todd Coffin, the Company's President and CEO. The agreement provided that Mr. Coffin serve as CEO for a term of six months and 15 days and that Mr. Coffin serve on the Board of Directors of the Company during the consulting period. For the services of Mr. Coffin, Coffin & Sons received cash compensation of $10,000 per month of which $2,000 per month was deferred until after the successful completion of the next private placement completed after the effective date of the agreement. The private placement was completed and the deferred payment was subsequently paid. In addition to the cash compensation, Coffin & Sons, Inc was issued 50,000 shares of common stock in May 1999 and is entitled to receive (i) 50,000 shares upon the successful completion of the private placement of common shares at a per share price of at least $1.50 and gross proceeds of at least $1 million; (ii) 50,000 shares following the registration of shares issued in the private placement and the shares trade at or above $3.00 per share for 20 consecutive trading days; and (iii) 50,000 shares following the installation of a new chief executive officer identified by Coffin & Sons, Inc and acceptable to the Company. The agreement expired October 15, 1999. Mr. Coffin and the Company agreed to extend the Agreement on a month-to-month basis until a new CEO can be found.

       On April 20, 1999 the Company entered into a three-month consulting agreement with Hudson Capital, a consulting firm owned by Mr. Raleigh Coffin, a director of the Company and the father of Mr. W. Todd Coffin. The agreement provided for Mr. R. Coffin to help the Company develop a comprehensive business plan along with an institutional investor presentation. Compensation to Hudson Capital consisted of $10,000 per month of which $5,000 per month was deferred until after the successful completion of the next private placement and a five-year warrant for 100,000 shares with an exercise price of $1.00 per share. The remaining balance of $10,000 remaining at December 31, 1999 was paid in January 2000. The warrant vests as to: (i) 25,000 shares upon the signing of the agreement; (ii) 25,000 shares upon the completion of the business plan;
       (iii) 25,000 shares upon successful completion of the private placement noted above and (iv) 25,000 shares when the stock publicly trades at $3.00 per share for at least 20 consecutive days.

       OTHER WARRANTS: In April 1999, Mr. Charles Albo, Chairman, and Ms. Maraneli, Executive Vice President each transferred 550,000 shares of common stock to the Company for cancellation by the Company. In exchange for the shares, the Company issued Mr. Albo and Ms Maraneli each a five year warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $1.50 per share. Mr. Albo and Ms. Maraneli are the original founders of Sonus Communications, Inc.

       Additionally, the Company in May 1999 redeemed from each of Mr. Albo and Ms Maraneli 75,000 shares at $1.50 per share (the "Redemption Price"). Mr. Albo and Ms. Maraneli agreed that payment of the Redemption Price be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of Mr. Albo and Ms. Maraneli up to $7,000 per month not to exceed the total Redemption Price. All amounts advanced will be deducted from the redemption price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August, Mr. Albo and Ms Maraneli have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. As of December 31, 1999, $112,000 had been paid leaving a balance due for the redemption of $113,000.

       Pursuant to employment contracts, the Company has issued warrants to Mr. Stephen Albo, the Company's Chief Technical Officer and to Mr. Richard Rose, the Company's Chief Financial Officer. Initially, Mr. Albo received in lieu of a salary, a five-year warrant to acquire 75,000 shares of common stock that was fully vested at the time of issuance. At the time Mr. Albo became a full time employee, a second five year warrant to purchase 75,000 shares of common stock of the Company was issued which vests over three years. Mr. Rose received upon execution of an employment agreement, a five-year warrant to purchase 75,000 shares of common stock of the Company which vests over three years. All of the above employment warrants were issued with an exercise price of $1.00 per share, the price at which the last shares of common stock had been sold prior to the issuance of the warrants.

       In conjunction with the hiring of an investment relations firm, the Company issued a five year warrant to purchase 150,000 shares of common stock of the Company at $2.50 per share, the market value on the date of the agreement as determined based on the closing price of the Company's common stock on the NASDAQ Bulletin board on the day prior to the date of the agreement.

       EMPLOYEE STOCK OPTION PLAN: On June 10, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Plan, which expires on June 10, 2009, employees of the Company and its subsidiaries may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% shareholder. No option will be exercisable more than ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan. At December 31, 1999, employees had been granted 306,000 shares at prices ranging from $1.00 to $1.50, the fair market value on the date of grant based on the most recent private placement of the Company's common stock prior to the date of issuance of the options.

       Options typically vest quarterly over a three-year period unless the Board of Directors in its discretion provides otherwise. Options issued during 1999 were issued with provisions for the option to vest quarterly over three years from the date of grant. Options shall become fully vested upon a "change of control" as defined in the 1999 Plan.

       DIRECTORS OPTION PLAN: On June 10, 1999, the Company adopted the 1999 Director Stock Incentive Plan (the "Director Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the Director Plan, which expires on June 10, 2009, non-employee directors of the Company may be granted non-statutory stock options at an exercise price equal to 100% of the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. The Company has reserved 350,000 shares for issuance under the 1999 Plan. At September 30, 1999, the Company had granted to a new director an option for 50,000 shares at an exercise price of $2.00 per share, the fair market value on the date of grant, under the Director Plan.

       A summary of stock option transactions from the beginning of the plans through December 31, 1999 is as follows:

                                                  Employees' Plan         Directors' Plan
                                              ---------------------    --------------------
                                              Number        Average    Number       Average
                                                of         Price Per     of        Price Per
                                              Shares         Share     Shares        Share
                                              -------      --------    ------      --------
Outstanding January 1, 1999                      -         $    -                  $    -
Granted                                       306,000      $   1.42    50,000          2.00
Exercised                                        -              -        -              -
Canceled                                         -              -        -              -
                                              -------      --------    ------      --------
Outstanding December 31, 1999                 306,000      $   1.42    50,000      $   2.00
                                              =======      ========    ======      ========

Exercisable Options at December 31, 1999       64,417      $   1.40     4,167      $   2.00
                                              =======      ========    ======      ========

       The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FASB 123), the net loss would have increased to $1,828,640 ($0.46 per share) compared to $1,751,266 ($0.44 per share) as reported for the year ended December 31, 1999. There would have been no impact in 1998 since the plans were not established until June 1999.

       For purposes of calculating the above required disclosure, the fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: risk-free interest rate of 6.84%, no expected dividend yield, a volatility factor of the expected market price of the Company's common stock of 75% and a expected life of seven years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different form those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       The weighted average fair value of options granted during the year ended December 31, 1999 was $1.77 with the actual exercise prices for options outstanding as of December 31, 1999 ranging from $1.00 to $2.00 per share.

NOTE 9 - INCOME TAXES

       No provision for federal and state incomes has been recorded since the Company has incurred losses through December 31, 1999 aggregating $2,208,000. The use of the losses of the Company will be limited in the future as a result of the merger with Sonus Communications which resulted in a change of control under the rules of the Internal Revenue Service. The losses of Sonus Communications expire beginning in 2013. Deferred tax assets at December 31, 1999 and 1998 which consist primarily of the tax effect of the net operating loss carryforwards noted above, amount to approximately $750,000 and $60,000, respectively. The Company has provided a valuation reserve to reduce this asset to zero at both December 31, 1999 and 1998 since there is no assurance the Company will generate future taxable income to utilize the asset.

NOTE 10 - GEOGRAPHIC AREA

       The Company derives most of its telecommunications revenue from customers located in the United States. Revenues from customers located outside the United States are less than 10% of revenues. Revenues are derived by selling communications services to points of presence located in the following geographic areas:

                       Year Ended December 31,
                       -----------------------
                       1999               1998
                       ----               ----
United States              4%              -      %
Europe                    61%                 100 %
Asia                      35%              -      %

NOTE 11 - TRANSACTIONS WITH THE FOUNDERS

       At December 31, 1998, the Company had a note to a shareholder with a principal balance of $99,969 plus accrued interest. Interest accrued at an annual rate of 7%. In conjunction with an agreement made with the shareholder effective April 16, 1999, the principal was converted into 44,431 shares of common stock of the Company. Accrued interest, which totaled $19,509 at the time of the principal conversion, remains unpaid at December 31, 1999 and is included in other accrued expenses.

       In May 1999, in conjunction with the agreement noted above, the Company agreed to redeem from each of Mr. Albo and Ms Maranelli (the "Founders") 75,000 shares of common stock at $1.50 per share (the Redemption Price"). The Founders agreed that payment of the Redemption Price would be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of the Founders $7,000 per month not to exceed the total Redemption Price. All amounts advanced would be deducted from the Redemption Price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August 1999, the Founders have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. At December 31, 1999, $112,000 had been paid leaving a balance due for the redemption of $113,000.

       The Agreement further called for the Founders beginning on May 1, 1999 to devote all their time to the Company and to take no compensation for one year. Beginning May 1, 2000, the Founders will be paid an annual salary commensurate with that paid to similarly situated members of senior management of the Company. As a result of this agreement, the Company has recorded $112,000 in 1999 as salary expense with a corresponding contribution to capital for the fair value of the time devoted by the Founders to the Company.

NOTE 12 - RELATED PARTY TRANSACTION

       During 1998, the Company provided consulting services to Goodwill Communications USA, Inc. ("Goodwill"), a corporation 90% owned by the Company's two founders. Income earned for such services aggregated $37,450. No such services were provided in 1999. As of December 31, 1998, amounts payable to Goodwill amounted to $100,461 which were paid in 1999.

NOTE 13 - RETIREMENT PLAN

       The Company's Retirement Plan (the "Plan"), which was establish in 1999, is a defined contribution plan including provisions of section 401(k) of the Internal Revenue Code. Employees of Holdings who have completed 30 days of service ("Participants") are eligible to participate in the Plan. The Plan permits, but does not require, the Company to match employee contributions. In addition, Holdings may make discretionary contributions to the Plan which will be allocated to each participant based on the ration of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by Holdings vest evenly over three years based on years of service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the Plan. The Company made no contributions to the Plan during 1999.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

       Leased facilities: The Company leases office space, certain equipment and co-location space under lease agreements certain of which are renewable at the Company's option and/or provide for increase in rent over the life of the lease. Rent expense for 1999 was $44,749. During 1998, the Company operated from an office located in the house of one of the founders at no charge to the Company. The value of such space is not considered material and therefore no rent expense has been recorded for such space.

       Approximate aggregate future minimum rentals applicable to operating leases in effect at December 31, 1999 are as follows:

                        Year Ending December 31,
                                    2000                                  $ 68,427
                                    2001                                    74,098
                                    2002                                    12,903
                                    2003                                         0
                                    2004                                         0
                                    After 2004                                   0
                                                                     -------------
                        Total minimum rental                              $155,428
                                                                     =============

       Other Contingencies:

              A/ The Company is dependent on certain primary providers of leased-line network capacity and internet access and upon third-parties to provide telecommunications services it provides to its customers.

              B/ In 1998, the Company had one customer to which it provided telecommunications services. In 1999, the Company had two customers that provided approximately 71% of the Company's revenue.

              C/ The Company is a long-distance telecommunications facilities-based carrier licensed by the Federal Communications Commissions under Section 214 of the Communications Act of 1934 and consequently is subject to regulation by the FCC.

       Employment contracts:

       The Company entered into a one year employment contract with each of Mr. Steven Albo, CTO, and Mr. Richard Rose, CFO, whereby each was given warrants as described more fully in Footnote no. 8 above with each receiving a salary of $84,000 per year and a payment at December 31, 1999 of an additional $31,000 providing each was employed by the Company at that time. The contracts are renewable upon the mutual consent of The Company and each of Mr. Albo and Mr. Rose. The employment agreements also contain provisions pursuant to which they have agreed not to compete with the Company.

       The Company entered into three-year employment agreements with Charles W. Albo and Nana Maraneli as of April 15, 1999. The agreements provide that Mr. Albo will serve as Executive Vice President and Chairman of Sonus Communication Holdings, Inc. and Ms. Maraneli will serve as Executive Vice President and Vice Chairman. Each has agreed to forgo any salary during the first year of the term (through May 1, 2000) but will become entitled to receive salary thereafter equivalent to that of similarly situated executives, to be not less than $84,000 per year. The agreement also provides that both shall be entitled to participate in benefit programs available to similarly situated senior management employees from and after April 15, 2000. The Company may terminate the employment agreements for cause or upon a finding of disability under the agreements. The employment agreements also contain provisions pursuant to which both have agreed not to compete with the Company.