Form 10QSB
period 2000-03-31
SONUS COMMUNICATION HOLDINGS INC
filed 2000-05-17
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

                                QUARTERLY REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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




                         Common stock $.0001 par value,
                          7,098,071 shares outstanding
                               as of May 10, 2000

                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,        December 31,
                                    ASSETS                                           2000              1999
                                                                                 --------------    -----------
                                                                                 (unaudited)         (audited)
CURRENT ASSETS:
      Cash and cash equivalents                                                        $692,304        $  234,688
      Accounts receivable, net                                                          731,144            31,936
      Installment sales receivable, net of unearned
       profit of $105,286 at 3/31/00 and $106,134 at 12/31/99,
       respectively                                                                     185,936           187,430
      Loan receivable                                                                        -            150,000
      Prepaid expenses                                                                  323,579           166,572
                                                                                     ----------        ----------
TOTAL CURRENT ASSETS                                                                  1,932,963           770,626

PROPERTY AND EQUIPMENT, net                                                           1,140,873           721,905
EXCESS OF PURCHASE PRICE OVER ASSETS ACQUIRED, net                                    4,514,058              -
OTHER ASSETS                                                                            225,839            62,062
                                                                                     ----------        ----------

TOTAL ASSETS                                                                         $7,813,733        $1,554,593
                                                                                     ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                               $1,562,363       $   382,045
      Vendor equipment payable                                                               -            364,666
      Lease obligation and note payable, current portion                                350,979            87,399
      Due to shareholders                                                                71,000           113,000
      Accrued expenses                                                                  330,104            42,510
                                                                                     ----------        ----------
TOTAL CURRENT LIABILITIES                                                             2,314,446           989,620

      Long-term debt, net of current portion                                            940,390           109,550
      Other noncurrent liabilities                                                       43,000            43,000
                                                                                     ----------        ----------
TOTAL LIABILITIES                                                                     3,297,836         1,142,170
                                                                                     ----------        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Common stock, $.0001 par value                                                        710               460
      Additional paid-in capital                                                      7,498,381         2,476,488
      Subscriptions received                                                                 -            135,000
      Accumulated deficit                                                            (2,983,194)      (2,199,525)
                                                                                     -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                            4,515,897           412,423
                                                                                     ----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $7,813,733        $1,554,593
                                                                                     ==========       ===========

            See notes to condensed consolidated financial statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                             Quarter Ended March 31,
                                                             -----------------------
                                                          2000                     1999
                                                          ----                     ----
  OPERATING INCOME:

     Telecommunication services                          $ 165,475              $ 237,261

     Installment sales                                       2,342                  5,177
                                                     -------------           -------------
  Total                                                    167,817                242,438
                                                     -------------           -------------

  OPERATING EXPENSES

     Direct expenses                                       372,394                383,766
     General & administrative                              589,542                113,133
     Merger related costs                                      -                  172,491
                                                     --------------          -------------
                                                           961,936                669,390

  LOSS FROM OPERATIONS                                    (794,119)              (426,952)

  OTHER INCOME

    Interest income, net                                    10,450                    461
                                                     --------------          -------------

  LOSS BEFORE INCOME TAXES                                (783,669)              (426,491)

     Provision for income taxes                             -                        -
                                                     --------------          -------------

  NET LOSS                                           $    (783,669)          $   (426,491)
                                                     ==============          =============

  Basic and diluted loss per common share            $       (0.13)          $      (0.12)
                                                     ==============          =============
  Shares used in per share calculation                   5,970,963              3,584,980
                                                     ==============          =============

            See notes to condensed consolidated financial statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                Common Stock
                                              ------------------         Paid-in      Subscription   Accumulated
                                          Shares            Amount       Capital        Received       Deficit         Total
                                         -------            ------      ---------       --------       -------         -----
Balance, December 31, 1999             4,598,850            $  460      $2,476,488      $ 135,000    $(2,199,525)  $   412,423
Sale of common shares                  1,433,364               143       1,782,429       (135,000)                   1,647,572
Shares issued for acquisition of
Empire One Telecommunications, Inc.    1,065,857               107       3,197,464                                   3,197,571
Waiver of compensation payable                                              42,000                                      42,000
Net loss                                    -                   -              -              -         (783,669)     (783,669)
                                       ---------           --------     ----------      ---------       ---------    ---------
Balance March 31, 2000                 7,098,071            $  710      $7,498,381      $     -      $(2,983,194)  $ 4,515,897
                                       =========           ========     ==========      =========    ============  ===========


            See notes to condensed consolidated financial statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                Quarter ended March 31,
                                                                                -----------------------
                                                                               2000                 1999
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                             $(783,669)           $ (426,491)
      Adjustments to reconcile net loss to net cash (used in)
           operating activities:
           Depreciation                                                       49,326                16,537
           Common shares issued for services rendered                            -                  90,000
           Time contributed in lieu of salary                                 42,000                   -
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                        (37,144)               19,865
           Decrease in installment sales receivable                            1,494                 3,301
           (Increase) in prepaid expenses                                    (76,121)               (7,366)
           Increase in accounts payable                                       25,215                34,922
           (Decrease) in vendor equipment payable                                -                 (34,627)
           Increase in accrued expenses                                        9,062                37,878
                                                                          -----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (769,837)             (265,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (16,913)             (323,930)
      Investment in purchased business, net of cash acquired                (334,298)                 -
      Deposits for equipment and circuits                                       -                  (33,062)
                                                                           ----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (351,211)             (356,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                              1,647,572               626,634
      Repurchase of founder shares                                           (42,000)                 -
      Payment of lease obligation for network equipment                      (26,908)                 -
                                                                          -----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,578,664               626,634

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    457,616                 3,661

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                       234,688                 1,002
                                                                          ----------            ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                          $  692,304            $    4,663
                                                                          ==========            ==========

SUPPLEMENTAL INFORMATION
      Cash payments for interest                                          $      -              $     -
                                                                          ==========            ==========
      Cash payments for taxes                                             $      -              $     -
                                                                          ==========            ==========

The Company issued 1,065,857 shares of its common stock in exchange for all the outstanding shares of Empire One Telecommunications in a stock-for-stock transaction recorded under the purchase method of accounting. See footnote 3 for more details.

            See notes to condensed consolidated financial statements
                                      -4-

                       SONUS COMMUNICATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              For the Three Months
                          Ended March 31, 2000 and 1999
                                   (Unaudited)

 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 1999. The financial statements as of and for the three months ended March 31, 2000 have been reviewed by our auditors.

 2.  FINANCING

     In January, 2000, the Company completed its offering of 1,851,504 shares of common stock at $1.35 per share. The aggregate offering price was $2.5 million with the Company realizing $2,246,000 in cash proceeds. The offering was completed in three pieces with the first closing occurring in November 1999 for 418,140 shares resulting in gross proceeds of $564,000 and net proceeds to the Company of $502,000. The second closing occurred on January 5, 2000 for 1,088,939 shares and net proceeds to the company of $1,327,000. The final closing occurred on January 27, 2000 for 344,425 shares resulting in gross proceeds of $465,000 and net proceeds to the Company of $417,000. The difference between gross proceeds and net proceeds reflects expenses of approximately $11,000 with the remaining being the cash portion of the investment banking fees. At December 31, 1999, the Company had received $135,000 of the proceeds which were shown as subscriptions received.

     L. Flomenhaft & Co. ("Flomenhaft") acted as the Company's investment banker for this financing. For the services rendered, Flomenhaft and a nominee of Flomenhaft received cash fees of approximately $180,000 plus five-year common stock purchase warrants to acquire a total of 257,762 shares of the Company's common stock at an exercise price of $1.35 per share. The per share exercise price of the warrants was set at the same value as the common shares sold in the offering.

 3.  ACQUISITION

     On November 15, 1999, the Company signed a definitive merger agreement to acquire Empire One Telecommunications, Inc. ("EOT") subject to regulatory and EOT shareholder approval. EOT is a domestic Competitive Local Exchange Carrier ("CLEC"), Interexchange Carrier and Internet Service Provider that offers a full range of services including local, long-distance, internet access and web hosting services to ethnic communities located mostly in New York City and California. The customer base has traditionally been mostly Chinese and Irish groups with EOT launching a campaign in March 2000 aimed at the Russian speaking communities in the New York metropolitan area.

     To acquire EOT, the Company agreed to exchange 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share. Shareholder approval and all regulatory approvals were received during the first quarter of 2000 and the merger was completed at the end of March 2000. The acquisition was accounted for under the purchase accounting rules and as a result, the balance sheet of EOT has been consolidated with the Company as of March 31, 2000. The Company recognized the difference between the purchase price and the net assets of EOT as Excess Purchase Price Over Net Assets Acquired on the balance sheet. The operations of EOT will be consolidated with those of the Company beginning April 1, 2000. The proforma results of operations for each of the quarters ended March 31, 2000 and 1999, respectively, are shown below. These statements do not purport to represent what the actual results of operations would have been for the Company had the merger been consummated at the beginning of the period, is not indicative of actual results and does not purport to represent what the results of operations of the combined entity may be in the future.

                                              QUARTER ENDED MARCH 31, 2000
                                                      (Unaudited)

                                                 Historical
                                       --------------------------------
                                             Sonus             EOT           Adjustments           Combined
                                       --------------- ----------------    ----------------- -----------------
      Revenues                               $167,817        $1,219,705           $       -         $1,387,522
                                             --------        ----------           ----------        ----------

      Operating expenses:
      Direct expenses                         372,394           946,389                              1,318,783
      General & administrative                589,542           770,364                              1,359,906
      Amortization of cost over
       assets acquired                             -              -                  71,550             71,550
                                            ----------       ----------           ----------        ----------
                                              961,936         1,716,753              71,550          2,750,239
                                            ----------       ----------           ----------       -----------

      Loss from operations                   (794,119)         (497,048)            (71,550)        (1,362,717)

      Other income (expenses)                  10,450           (27,475)                  -            (17,025)
                                            ----------       -----------          ----------       -----------

      Net loss                              $(783,669)        $(524,523)          $ (71,550)       $(1,379,742)
                                            ==========        ==========          ==========       ============

                          QUARTER ENDED MARCH 31, 1999
                                   (Unaudited)

                                                     Historical
                                            --------------------------------
                                               Sonus               EOT            Adjustments       Combined
                                              ------              ----            -----------       --------
Revenues                                        $242,438        $1,195,832         $      -         $1,438,270
                                                --------        ----------        ----------        ----------

Operating expenses:
Direct expenses                                   383,766          645,155                           1,028,921
General & administrative                          113,133          519,260                             632,393
Amortization of cost over assets acquired             -              -                71,550            71,550
                                              ------------      ----------        ----------        ----------
                                                  496,899        1,164,415            71,550         1,732,864
                                              ------------      ----------        ----------        ----------

Income (loss) from operations                    (254,461)          31,417           (71,550)        (294,594)

Other income (expenses)                          (172,030)        (10,573)                -          (182,603)
                                              ------------       ---------         ----------        ---------
Net income (loss)                               $(426,491)     $    20,844        $  (71,550)       $(477,197)
                                              ============      ==========         ==========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in any forward-looking statements made by, or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

For the first quarter of 2000, revenues were $168,000 compared to $242,000 for the first quarter of 1999. At the end of the fourth quarter of 1999, the Company made the decision due in part to increased competition resulting in declining margins in its international long distance business, to focus its resources primarily on developing the ethnic markets of Empire One Telecommunications. During the first quarter, fewer resources were devoted to the international long distance business that the Company had been focusing on during 1999. As a result, the Company became less competitive in its international long distance business and on the Republic of Georgia circuit in particular. This resulted in revenue on the Georgia circuit of approximately $55,000 for the first quarter of 2000. This route was the only revenue generating circuit for the first quarter of 1999. The Company has continued to experience declines in the price it is able to charge customers of its international long distance business.

During the fourth quarter of 1999, the Company sporadically carried traffic on its newly established circuit into Southwest Asia and because of the political turmoil, the circuit was not operational at the end of 1999. The circuit was partially re-established late in March 2000 and additional capacity was re-established during the second quarter of 2000. The result of this has been to generate only minimal revenue from this circuit during the first quarter of 2000.

Direct expenses were $373,000 for the first quarter of 2000 compared to $384,000 for the first quarter of 1999. Approximately $132,000, or 35%, of the 2000 expenses were call termination costs and $146,000, or 38%, is for satellite utilization fees which are attributable to carrying traffic. The satellite utilization fees are incurred even if there is no network traffic while the call termination fees vary directly with the amount of network traffic carried.

General and Administrative expenses were $590,000 for the first quarter of 2000 compared to $113,000 for the first quarter of 1999. The Company began adding additional personnel during the first quarter of 1999 in order to expand the Company's network and to support the administrative needs of being a public company. At the end of the first quarter of 1999, there were five employees. For the first quarter of 2000, there were 10 employees. The increase in salary expense accounts for $121,000 of the increase in expenses. During the third quarter of 1999, the Company hired an investor relations firm and also agreed to pay its investment banker a monthly fee as part of its fee for the services being performed. These two items together account for an additional $104,000 of the increase. Legal and accounting fees were
                                      -8-

$112,000 higher in the 2000 first quarter as compared to 1999 first quarter as a result of work associated with the preparation of a registration statement relating to common shares originally issued during 1999 and the acquisition of Empire One Telecommunications, Inc. and for the fees associated with the annual audit. Additionally, there was an increase in travel and office expenses that accounts for the remaining difference.

In the first quarter of 1999, the Sonus Communications merger with and into The Park Group (see the Company's Form 10-KSB filed March 29, 2000 for details) was completed. The costs associated with this were shown as merger related expenses and amounted to $172,000 in the first quarter of 1999. There were no equivalent expenses in 2000.

In January 2000, the Company sold common shares that raised $1.7 million in cash. This was invested when not needed for operations and generated $10,000 of interest income in the quarter. There was no equivalent investment in the first quarter of 1999.

As a result of the above, the Company lost $784,000 in the first quarter of 2000 compared to $424,000 for 1999.

                                    LIQUIDITY

The Company has limited cash resources. A failure to obtain financing within the next two weeks will have a material adverse effect on the Company, its business, financial condition and results of operations, and will impair the Company's ability to continue as a going concern. There can be no assurances that financing can be obtained within the next two weeks, or as to the terms (if any) on which financing could be obtained, or that the Company can continue in business thereafter if such financing is not obtained.

In January 2000, the Company completed the financing begun in November 1999 by selling 1,433,364 shares of its common stock at $1.35 per share resulting in net proceeds to the Company of $1,647 000. See the Footnotes to Consolidated Financial Statements for more details related to this transaction. L. Flomenhaft & Co, Inc., in conjunction with Hudson Allen & Co. acted as investment bankers for this offering and received cash fees of $179,704 (of which $123,304 relates to the January 2000 closings) and common stock purchase warrants to purchase 257,762 shares (of which 195,042 relate to the January 2000 closings) of the Company's common stock at the per share price of the offering of $1.35 per share.

At the time the above offering was conducted, it was anticipated that additional financing would be needed. As of the end of April 2000, no additional financing had been completed although as discussed below, discussions were on-going with potential financing sources.

At the end of March 2000, the Company had received all approvals, including regulatory and shareholder approvals, necessary to complete the acquisition of Empire One Telecommunications. The purchase price of $3,197,451 was paid by issuing 1,065,817 shares of the Company's common stock valued at $3.00 per share. The acquisition was recorded using the purchase method of accounting and as a result, the Company recorded the difference between the net assets of EOT and the purchase price as an intangible asset called Excess Purchase Price Over Net Assets Acquired.
                                      -9-

This is expected to be amortized over 15 years resulting in an annual non-cash amortization of $286,000.

As noted above, the Company is in discussions with potential investors to invest in the Company. If successful, the Company expects that these investors may invest between $2 million and $4 million in the Company. As of the end of April, negotiations on the terms of any investment had not been completed. There is no assurance that the Company will be able to reach agreement with these potential investors or that the terms will be acceptable to the Company.

Empire One Telecommunications sub-leases its current facility from a company that is in bankruptcy. Although EOT has been paying the rent, EOT has been notified that the lease is being terminated and that EOT must vacate the space. EOT is currently trying to negotiate enough time to allow EOT to relocate the business to another facility. The expectation is that EOT will have to be out of its current space no later than July 31, 2000. EOT has located adequate space within New York City and is currently negotiating the lease. One of the provisions is for a security deposit of approximately $271,000. Until financing is obtained, the Company does not have the ability to fund this security deposit. There are no assurances that the Company will be able to complete the negotiations for the office space in time to move the operations before having to vacate the current space or that financing can be completed in time to make the required security deposit or at all.

The Company anticipates that in order to grow the subscriber base of EOT, and to provide for the necessary personnel and infrastructure to support such growth, the Company will require substantial additional funds. It is anticipated that the Company will have to continue to raise funds in the public and private markets to have enough cash to pay for this expected expansion and to continue to fund current operations. There is no assurance that the Company will be able to raise additional funds or that any public offering of its securities will be made. If the financing noted above is not received on a timely basis, the operations of the Company may be substantially impaired.



                           Part II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

In January 2000, the Company sold a total 1,433,364 shares of its common stock in a private placement to accredited investors through L. Flomenhaft & Co in conjunction with Hudson Allen & Co. who acted as investment bankers. As a result of such sales, the investment bankers received a total of $123,304 and 195,042 Common Stock purchase warrants. The Common Stock purchase warrants are exercisable at $1.35 per share, the price at which the common shares were sold. The sale of the common shares was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. The Company relied upon representations and warranties made by investors in the subscription agreements executed by them

On March 29, 2000, the Company completed the acquisition of Empire One Telecommunications, Inc. (EOT) by issuing 1,065,857 shares of its common stock in exchange for all the outstanding common shares of EOT. The transaction was exempt pursuant to Section 4(2) of the Securities Act and under Rule 505 of Regulation D promulgated under the Securities Act. The Company relied upon representations and warranties made by certain shareholders of EOT and upon Statements of Accredited Investors signed by certain of the shareholders and delivered to the Company at the time of the merger. Ferris, Baker Watts, Inc. acting as the investment banker received $100,000 plus a Common Stock Purchase Warrant to acquire 323,500 shares of the Company's common stock.

As part of the transaction, the three founders of EOT each received common stock purchase options to purchase 150,000 shares of the Company's common stock. The options are exercisable at $3.00 per share and vest over three years.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         Exhibit No.       Description
         -----------       -----------
         2.1               Agreement and Plan of Merger by and among the
                           Company, Empire One Telecommunications, Inc. and EOT
                           Acquisition Corporation dated November 27, 1999,
                           previously filed as Exhibit 2.3 to the registration
                           statement on Form SB-2 filed on December 7, 1999, as
                           amended by Amendment No. 1 filed on March 22, 2000,
                           incorporated herein by reference.
         3.1               Certificate of Merger of Empire One
                           Telecommunications into EOT Acquisition Corporation
                           filed with the Secretary of State of the State of
                           Delaware on March 29, 2000.
         3.2               Certificate of Merger of Empire One
                           Telecommunications, Inc. with and into EOT
                           Acquisition Corporation filed with the Department of
                           State of the State of New York on March 29, 2000.
         4.1               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 5, 2000.
         4.2               Placement Agent Warrants issued to Hudson Allen &
                           Co. dated January 5, 2000.
         4.3               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 27, 2000.
         4.4               Warrants issued to Ferris Baker Watts, Inc. dated
                           March 29, 2000.
         4.5               Registration Rights Agreement between the Company
                           and certain shareholders of Empire One
                           Telecommunications, Inc.
         10.1              Collateral Note made as of March 29, 2000 by the
                           Company in favor of Citizens Telecommunications
                           Company
         10.2              Security Agreement dated March 29, 2000 among the
                           Company, Empire One Telecommunications, Inc. and
                           Citizens Telecommunications Company
         10.3              Consent and Release Agreement dated March 29, 2000
                           among the Company, EOT Acquisition Corporation,
                           Empire One Telecommunications, Inc., Citizens
                           Telecommunications Company, W. Todd Coffin and John
                           K. Friedman
         15                Auditors Letter
         27                Financial Data Schedule

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


                                         SONUS COMMUNICATION HOLDINGS, INC
                                         ---------------------------------
                                                   (Registrant)

DATE:  MAY 17, 2000                      BY: /s/ W. Todd Coffin
                                            -----------------------------
                                         W. Todd Coffin
                                         President and Chief Executive Officer

DATE:  MAY 17, 2000                        BY: /s/ Richard D. Rose
                                               -----------------------
                                               Richard D. Rose
                                               Chief Financial Officer

EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
         2.1               Agreement and Plan of Merger by and among the
                           Company, Empire One Telecommunications, Inc. and EOT
                           Acquisition Corporation dated November 27, 1999,
                           previously filed as Exhibit 2.3 to the registration
                           statement on Form SB-2 filed on December 7, 1999, as
                           amended by Amendment No. 1 filed on March 22, 2000,
                           incorporated herein by reference.
         3.1               Certificate of Merger of Empire One
                           Telecommunications into EOT Acquisition Corporation
                           filed with the Secretary of State of the State of
                           Delaware on March 29, 2000.
         3.2               Certificate of Merger of Empire One
                           Telecommunications, Inc. with and into EOT
                           Acquisition Corporation filed with the Department of
                           State of the State of New York on March 29, 2000.
         4.1               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 5, 2000.
         4.2               Placement Agent Warrants issued to Hudson Allen &
                           Co. dated January 5, 2000.
         4.3               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 27, 2000.
         4.4               Warrants issued to Ferris Baker Watts, Inc. dated
                           March 29, 2000.
         4.5               Registration Rights Agreement between the Company and
                           certain shareholders of Empire One
                           Telecommunications, Inc.
         10.1              Collateral Note made as of March 29, 2000 by the
                           Company in favor of Citizens Telecommunications
                           Company
         10.2              Security Agreement dated March 29, 2000 among the
                           Company, Empire One Telecommunications, Inc. and
                           Citizens Telecommunications Company
         10.3              Consent and Release Agreement dated March 29, 2000
                           among the Company, EOT Acquisition Corporation,
                           Empire One Telecommunications, Inc., Citizens
                           Telecommunications Company, W. Todd Coffin and John
                           K. Friedman
         15                Auditors Letter
         27                Financial Data Schedule