Form 10QSB
period 2000-06-30
SONUS COMMUNICATION HOLDINGS INC
filed 2000-08-14
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB
                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000
                           COMMISSION FILE NO. 0-30124




                       SONUS COMMUNICATION HOLDINGS, INC.
                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 54-1939577
                  55 JOHN STREET, 2ND FLOOR, NEW YORK, NY 10038
                           TELEPHONE - (212) 285-4300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Common stock $.0001 par value, 7,398,071 shares outstanding as of August
4, 2000

                                                                         Page 1.

                                Table of Contents

                                                                               PAGE(s)
                                                                               -------
PART I.   Financial Information:                                                  3.

ITEM 1.   Financial Statements

          Condensed Balance Sheets - June 30, 2000 (Unaudited)
          and December 31, 1999                                                   3.

          Condensed Statements of Operations (Unaudited) -
          Three and Six Months Ended June 30, 2000 and 1999                       4.

          Condensed Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2000 and 1999                                 5.

          Notes to Interim Condensed Financial Statements (Unaudited)             6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition             8.


PART II.  Other Information                                                      14.


SIGNATURES                                                                       16.


EXHIBITS: Exhibit 4 - Form of Convertible Debenture                              17.
          Exhibit 27 - Financial Data Schedule                                   24.



                                                                         Page 2.

PART I.    FINANCIAL INFORMATION:

ITEM I.    FINANCIAL STATEMENTS:

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                 JUNE 30,      December 31,
                                                                   2000          1999
                                                                 ---------     ------------
                                                                 (UNAUDITED)    (audited)
CURRENT ASSETS:
     Cash and cash equivalents                                 $    90,017     $  234,688
     Accounts receivable, net                                    1,147,393         31,936
     Installment sales receivable, net of unearned
      profit of $105,286 in 2000 and 1999, respectively            185,495        187,430
     Loan receivable                                               -              150,000
     Prepaid expenses                                               61,366        166,572
                                                               -----------     ----------
TOTAL CURRENT ASSETS                                             1,484,271        770,626

PROPERTY AND EQUIPMENT, NET                                      1,148,670        721,905

EXCESS OF PURCHASE PRICE OVER ASSETS ACQUIRED, NET               4,438,824         -

OTHER ASSETS                                                       524,307         62,062
                                                               -----------     ----------

TOTAL ASSETS                                                   $ 7,596,072     $1,554,593
                                                               ===========     ==========

                            - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Accounts payable                                          $ 2,976,655     $  382,045
     Vendor equipment payable                                       -             364,666
     Lease obligation and note payable, current portion            538,388         87,399
     Due to shareholders                                            71,000        113,000
     Accrued expenses                                              157,793         42,510
                                                               -----------     ----------
TOTAL CURRENT LIABILITIES                                        3,743,836        989,620


LONG-TERM LIABILITIES:
     Long-term debt, net of current portion                        947,873        109,550
     Other noncurrent liabilities                                   43,000         43,000
                                                               -----------     ----------
TOTAL LIABILITIES                                                4,734,709      1,142,170
                                                               -----------     ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;100,000,000 shares
     authorized; 7,398,071 and 4,598,850 shares issued and
       outstanding in 2000 and 1999, respectively                      740            460
     Additional paid-in capital                                  7,611,073      2,476,488
     Subscriptions received                                        -              135,000
     Accumulated deficit                                        (4,750,450)    (2,199,525)
                                                               -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                       2,861,363        412,423
                                                               -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,596,072     $1,554,593
                                                               ===========     ==========


           See notes to condensed consolidated financial statements.
                                                                         Page 3.

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            THREE MONTHS ENDED            Six Months Ended
                                                 JUNE 30,                     June 30,
                                         ------------------------    --------------------------

                                              2000        1999          2000           1999
                                         -----------   ----------    -----------     ----------
OPERATING INCOME:
   Telecommunication services            $ 2,250,009   $  386,934    $ 2,415,484     $  629,372
   Installment sales                               -            -          2,342              -
                                         -----------   ----------    -----------     ----------
TOTAL                                      2,250,009      386,934      2,417,826        629,372
                                         -----------   ----------    -----------     ----------

OPERATING EXPENSES:
   Direct expenses                         2,078,915      374,761      2,451,309        758,527
   General & administrative                1,895,372      339,133      2,484,914        452,266
   Merger related costs                            -       81,554              -        254,045
                                         -----------   ----------    -----------     ----------
                                           3,974,287      795,448      4,936,223      1,464,838
                                         -----------   ----------    -----------     ----------

LOSS FROM OPERATIONS                      (1,724,278)    (408,514)    (2,518,397)      (835,466)
                                         -----------   ----------    -----------     ----------

OTHER INCOME (EXPENSE):
   Interest income (expense)                 (41,853)       1,130        (31,403)         1,591
   Other expense                              (1,125)           -         (1,125)             -
                                         -----------   ----------    -----------     ----------
                                             (42,978)       1,130        (32,528)         1,591
                                         -----------   ----------    -----------     ----------

LOSS BEFORE INCOME TAXES                  (1,767,256)    (407,384)    (2,550,925)      (833,875)
   Provision for income taxes                      -            -              -              -
                                         -----------   ----------    -----------     ----------
NET LOSS                                 $(1,767,256)  $ (407,384)   $(2,550,925)    $ (833,875)
                                         ===========   ==========    ===========     ==========


LOSS PER SHARE:
Basic and diluted                        $      (.24)  $     (.11)   $      (.39)    $     (.22)
                                         ===========   ==========    ===========     ==========

WEIGHTED AVERAGE SHARES                    7,248,071    3,584,980      6,609,517      3,854,478
                                         ===========   ==========    ===========     ==========




           See notes to condensed consolidated financial statements.
                                                                         Page 4.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                       2000         1999
                                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(2,550,925)  $ (833,875)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities
      Depreciation                                                    210,337       42,907
      Common shares issued for services rendered                            -      127,500
      Time contributed in lieu of salary                               42,000            -
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                     (453,393)      17,958
      Decrease in installment sales receivable                          1,935       11,657
      Decrease (increase) in prepaid expenses                         302,137      (61,116)
      Increase in accounts payable                                  1,421,507       14,647
      Increase in vendor equipment payable                                  -        8,394
      (Decrease) increase in accrued expenses                        (538,694)      35,746
                                                                  -----------   ----------
NET CASH (USED BY OPERATING ACTIVITIES                             (1,565,096)    (636,182)
                                                                  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                          (110,487)    (346,799)
      Investment in purchased business, net of cash acquired         (334,298)           -
      Deposits for equipment and circuits                                   -     (135,840)
                                                                  -----------   ----------
NET CASH (USED) IN INVESTING ACTIVITIES                              (444,785)    (482,639)
                                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                       1,647,572      626,634
      Repurchase of founder shares                                    (42,000)     (28,000)
      Payment of lease obligation for network equipment               (40,362)           -
      Issuance of convertible debentures                              300,000      575,000
                                                                  -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,865,210    1,173,634
                                                                  -----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            (144,671)      54,813

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                234,688        1,002
                                                                  -----------   ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                  $    90,017   $   55,815
                                                                  ===========   ==========

SUPPLEMENTAL INFORMATION
   Cash payments for interest                                     $         -   $        -
   Cash payments for taxes                                                  -            -

The Company issued 1,065,857 shares of its common stock in exchange for all the outstanding shares of Empire One Telecommunications in a stock-for-stock transaction recorded under the purchase method of accounting. See footnote 3 for more details.




                                                                         Page 5.

              SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2000 and the results of operations and changes in cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 1999.

         The Company currently has insufficient funds available for operations and would be required to seek additional funds even though it has been successful in completing the financings discussed in Note 2. As a result, management has undertaken another round of funding (the "Current Round") seeking to provide net proceeds to the Company of $2.7 million after investment banking, legal and accounting fees. The offering in the Current Round is for 5,000,000 units consisting of 2 shares of the Company's common stock plus a warrant for one share of the Company's common stock with an exercise price of $0.60. Each unit is priced at $0.60. Subsequent to June 30,2000, the Company received approximately $1 million in proceeds from the Current Round. Additional commitments have been received for the remaining $2 million and management expects to close the remaining funding in the Current Round during the third quarter, though there can be no assurance that it will do so. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

NOTE 2 - FINANCING:

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


                                                                         Page 6.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE 2 - FINANCING (CONTINUED):

         In June 2000, the Company sold (and received proceeds of) $300,000 in subordinated 8% convertible debentures. Each debenture included one share of Company common stock as well as a warrant to purchase a share of Company common stock at an exercise price equal to that of the next, subsequent equity placement of the Company's common stock (the "Exercise Price"). Each debenture, principal and accrued interest, is convertible, at the holder's option, into one share of the Company's common stock at the Exercise Price. If the holder elects not to convert, the Company is obligated to redeem the debenture plus accrued interest at the rate of 8% per annum upon the next, subsequent placement of the Company's common stock netting the Company at least $500,000.

NOTE 3 - ACQUISITION:

         On November 15, 1999, the Company signed a definitive merger agreement to acquire Empire One Telecommunications, Inc. ("EOT") subject to regulatory and EOT shareholder approval. EOT is a domestic Competitive Local Exchange Carrier ("CLEC"), Interexchange Carrier and Internet Service Provider that offers a full range of services including local, long-distance, internet access and web hosting services to ethnic communities located mostly in the New York City/New Jersey metropolitan area and California. The customer base has traditionally been mostly Chinese and Irish groups with EOT launching a campaign in March 2000 aimed at the Russian speaking communities in the New York City/New Jersey, San Francisco and Los Angeles metropolitan areas.

         To acquire EOT, the Company agreed to exchange 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share. Shareholder approval and all regulatory approvals were received during the first quarter of 2000 and the merger was completed at the end of March 2000. The acquisition was accounted for under the purchase accounting rules and as a result, the operations of EOT are consolidated with those of the Company beginning April 1, 2000. The proforma results of operations for the three and six month periods ended June 30, 2000 and 1999, respectively, are shown below. These statements do not purport to represent what the actual results of operations would have been for the Company had the merger been consummated at the beginning of the earliest period presented, is not indicative of actual results and does not purport to represent what the results of operations of the combined entity may be in the future.

                                                                     PROFORMA                  Proforma
                                                                THREE MONTHS ENDED         Six Months Ended
                                                                     JUNE 30,                  June 30,
                                                             -----------------------    ------------------------
                                                               2000          1999          2000          1999
                                                             ----------   ----------    ----------    ----------
      Revenues                                               $2,256,516   $1,578,065    $3,644,038    $3,019,035
      Direct expenses                                         2,110,058,     951,264     3,428,841     1,980,185
      Selling, general and administrative expenses            1,816,614    1,161,506     3,248,070     2,037,940
      Net loss                                               (1,695,706)    (555,247)   (3,075,448)   (1,032,444)
      Net loss per share                                          $(.23)       $(.15)        $(.47)        $(.22)


                                                                         Page 7.

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

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to those statements and the other financial information included elsewhere in this Form 10-QSB. The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

OVERVIEW

We are currently a provider of telecommunications services that utilize the public switched telephone network ("PSTN") as well as private internet networks via a combination of owned facilities and those leased from third-party providers. Since we began offering long distance services in late 1998, our strategy had been to establish routes into underserved geographic markets such as countries that were formerly part of the Soviet Union (e.g. Republic of Georgia) and developing countries in Asia, the Pacific Rim and the Caribbean. This strategy involved establishing a relationship with a local organization in the destination country that would own the necessary equipment in that country as well as establish any necessary working relationships with the local phone company or companies.

More recently, we have adjusted our strategy and are establishing ourselves as a retail provider of "bundled" telecommunications services, including local, long distance and Internet/data services, over a combination of our own facilities and those leased from third-party providers, to targeted ethnic markets in the U.S. As of June 30, 2000, we had decommissioned all but one of our international circuits largely because of rapidly declining margins in the markets served by those circuits, and have redirected our resources to our retail entity, Empire One Telecommunications, Inc. ("EOT").

In furtherance of our retail strategy, we closed the acquisition of EOT on March 29, 2000. Headquartered in New York City, EOT has focused on the Chinese ethnic markets in the metropolitan areas of New York City, San Francisco and Los Angeles since its inception in 1996. In March 2000, we initiated a marketing program targeted at the Russian communities in the U.S. under the EOT brand. This initiative has resulted in significant revenue and subscriber growth for the Company, particularly in the second quarter of 2000. We expect such growth to continue, adjusted for seasonal fluctuations, as we continue to build our brand equity in the Russian and Chinese markets, and until our penetration in each market exceeds 10% of available households. We presently have less than 2% market penetration in each of the Chinese and Russian markets.

This retail strategy has also led us to wind-down the wholesale international circuit portion of our business beginning in the second quarter of 2000. As of the end of the second quarter of 2000, we had decommissioned two of our three international circuit operations. Decommissioning of the third circuit occurred in July 2000. As a result, we no longer employ any personnel in our Virginia office, and are in severance negotiations with two of our former Virginia officers and employees. We are in the process of concluding settlements of open contracts that portion of our business had developed prior to the wind-down and expect to conclude these negotiations in a mutually-satisfactory manner by the end of 2000, but can provide no assurances in that regard.



                                                                         Page 8.

Throughout the second quarter of 2000, Management has been refining the Company's strategic growth plans. Most of this effort has been directed to addressing the Company's ability to deliver value-added services, including high-speed data services, over the "last mile" of the network--the method by which the Company connects to its subscribers' premises. The Company has been working with its existing equipment vendors as well as several other vendors to design and implement a scalable, broadband "last mile" network that will take advantage of the dense geographic clustering our markets generally exhibit. These efforts are ongoing with initial deployment expected to begin by the end of the current calendar year. Management believes these initiatives, in conjunction with the brand-building efforts already underway, will result in significant revenue and subscriber growth through 2001, but can provide no assurances in that regard.

Since initiating service offerings, we have incurred net operating losses and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts as well as the deployment of our "last mile" network. As of June 30, 2000, we have accumulated net losses of approximately $4,750,000.

REVENUES

We began operations by offering wholesale long distance services through leased circuits to other telecommunications service providers desiring to terminate U.S.-originated voice, fax and data traffic to the countries in which our circuits terminated or to "refile" such traffic through those countries to a third country. As a result of international market conditions, we experienced rapid deterioration in our ability to sustain this business particularly in light of rapid and continuing erosion in the wholesale price for international terminations for U.S.-originating traffic. As a result of this trend and the addition of EOT, while revenues from such activities represented 100% of our revenues for both the second quarter of 1999 and the first six months of 1999 ($386,934 and $629,372, respectively), these activities only accounted for 18.3% ($411,725) of the second quarter 2000 and only 16% ($579,542) of revenues for the first six months of 2000. As a result of the decommissioning of our international circuits and the wind-down of our wholesale business, the Company will no longer generate such revenues after July 2000.

Total revenues for the second quarter of 2000 were $2,250,009, an increase of 581% compared to the same period of 1999 ($386,934). For the first six months of 2000, total revenues were $2,417,826 , an increase of 384% compared to the same period of 1999 ($629,372). [1] As between the first and second quarter of 2000, revenues increased from $1,387,522 (on a pro-forma combined basis) in the first three months to $2,250,009 for the second quarter, a 62% increase quarter-over-quarter. While much of the gain as between the first quarter of 1999 and the first quarter of 2000 was due to the acquisition of EOT[2], the increase in the second quarter of this year was due to organic growth generated by the exclusive focus placed on EOT's retail operations.

While the summer months (June through and including August) have historically been slow growth months for EOT's retail operations, Management expects, but cannot assure you, that growth will continue apace, as adjusted for this seasonal fluctuation. We anticipate that continued growth will be generated principally by continued development of EOT's brand equity in its target markets and the deployment of the "last mile" network which may enable the Company to offer an increasing array of highly value-added voice, data and video services. Additionally, the Company is in the process of developing an outside sales force to leverage its brand equity into the commercial sector of the Company's target markets. We are also seeking opportunistic service offerings we can make available to our markets by either resale or over our own facilities. To this end, we are negotiating interconnection agreements between us and Verizon New York and between us and Verizon New Jersey thereby enabling the Company to provide local services at significantly higher margins than we currently enjoy. We cannot provide any assurance that such negotiations will result in contracts with Verizon New York or Verizon New Jersey on terms favorable to the Company or at all.

DIRECT OPERATING EXPENSES

Direct operating expenses consist primarily of network costs associated with the routing and termination of customers' traffic as well as interconnection fees paid to third-party carriers for use of their networks. These include:

- amounts paid to carriers and internet service providers to carry our traffic on their networks; and

- costs associated with leased circuits and net-leased equipment utilized in our network.



                                                                         Page 9.

Management expects that these expenses will continue to increase as the Company's sales and marketing efforts continue to expand within its target markets, resulting in increased subscriber counts generating an increasing volume of traffic. At the same time, however, Management is actively seeking new, lower cost carriers with high quality to route its terminating traffic to. Additionally, the Company is nearly finished deploying its long distance switching facility based on the scalable DTI-manufactured tandem switching platform, expected to be operational in August 2000. Once this facility is fully operational, the Company may be able to substantially lower its interconnection charges by routing traffic to and from the New York metropolitan area (which traffic comprises the bulk of that routed by the Company) through this facility. As a result, as these two related developments mature, Management believes that, while overall direct operating expenses will increase, as a proportion of revenues these increases will be smaller, but can provide no assurances in that regard.

SALES, GENERAL AND ADMINISTRATIVE

Sales, general and administrative expenses include the costs associated with the delivery of our marketing messages, salaries of our employees and associated benefits, rent, professional fees including those of accountants, lawyers and other business consultants, as well as ancillary costs such as insurance, office equipment maintenance and office expenses. A portion of our general and administrative expenses include the costs associated with technical support and customer service ("Support and Service"), consisting primarily of employee compensation. As the results discussed below illustrate, we have experienced significant absolute and percentage increases in these categories. These have primarily been due to growth in our Support and Service requirements necessary to support our rapidly growing subscriber base, particularly the need to create an entire Russian-language Support and Service organization to manage our Russian-language subscribers. We expect that sales and general and administrative costs will continue to increase as our subscriber base continues to grow, however, at a slower rate than we have experienced in the second quarter of 2000. We expect that this will be due to increased employee efficiency as well as the incremental demands continued growth is expected to have on our already established Support and Service organizations.

RESULTS OF OPERATIONS

At the end of the first quarter of 2000, the Company had approximately 14,000 subscribers. At the end of the second quarter of 2000, the Company's subscriber base had grown to 23,248, an increase of 65%. This growth is a direct result of the increased sales/marketing budgets available to the Company's EOT subsidiary since the acquisition of EOT closed on March 29, 2000. Prior to the EOT acquisition, the Company's operations were limited to providing wholesale international terminations to five telecommunications services providers over three separate leased circuits terminating in the Republic of Georgia, Pakistan and the Peoples' Republic of China. As of the end of the second quarter of 2000 the Company had withdrawn from all but the Pakistan circuit business, which circuit was decommissioned in late July 2000. Since the EOT acquisition closed, the Company's sole focus has been on growing its retail business under the EOT brand.

The growth of our subscriber base has resulted in a concomitant increase in our direct operating expenses. For the second quarter of 2000, these expenses totaled $2,078,915, up 58% from the first quarter of the year ($1,318,783). For the six months ended June 30, 2000, these expenses totaled $2,451,309 an increase of 24% from the same period in the prior year ($1,980,185). In part these increases are due to the acquisition of EOT. As between the first quarter of this year and the second quarter of this year, however, the increase is directly attributable to the growth in subscribers resulting from the new Russian marketing initiatives as well as the continuing Chinese marketing efforts. Management expects that these expenses will continue to increase as the Company's sales and marketing efforts continue to expand within its target markets, resulting in increased subscribers generating increased traffic through our network. Simultaneously, the Company is proactive in its on-going cost-cutting efforts as to direct operating expenses including, but not limited to, the following developments:

- the addition of higher quality, lower cost terminating carriers, including several first-tier, foreign carriers; and

- renegotiating its nationwide originating contract with Global Crossing resulting in a decrease of approximately 50% in our US access costs; and

- continuing the deployment of its cost-cutting DTI-based switching platform.



                                                                        Page 10.

While Management believes that these three on-going cost-cutting efforts could have significant and long-term positive effects on this expense category, several factors could off-set these benefits. Among such factors are the uncertainties of the wholesale termination costs available to the Company. While these costs have historically decreased, they have fluctuated both up and down in the past primarily for causes beyond the Company's control. In addition, regulatory changes regarding inter-carrier network access charges could reduce the benefit the Company expects to generate as a result of the newly renegotiated contract with Global Crossing. Moreover, as of the date of this Form 10-QSB, Verizon Communications is being struck by several of its union memberships and has been since August 6, 2000. While previous strikes against Verizon have been settled in relatively short periods of time, there can be no assurance that such will be the case in the present action. Should this strike continue for a prolonged period of time it could materially impair the Company's ability to complete interconnection agreements it is currently negotiating with Verizon as well as its ability to order additional facilities from Verizon as they become required, including additional facilities currently required to complete the final commissioning of the Company's long distance switch the completion of which could generate an approximately 50% additional expense reduction for our access traffic in southern New York State.

Sales, general and administrative costs for the second quarter of 2000 totaled $1,895,372. This represents a 32% increase over the $1,431,453 expense for the first quarter of 2000[3]. For the six months ending June 30, 2000, total expenses in this category were $2,484,914 up 22% from the same period in the prior year ($2,037,940). The majority of this increase was comprised of marketing/sales expenses and employee compensation expenses. Additional expenses were incurred until consolidation of offices and tasks were accomplished following the EOT acquisition. While several obligations remain, Management, at the Board of Director's instruction, has closed the Company's Arlington, Virginia office and transferred all duties to New York City-based employees. In addition, we no longer employ any personnel at our Virginia office. We are currently in severance discussions with two former corporate officers and contract employees of the Company's wholesale subsidiary.

The two largest segments of the sales, general and administrative expense category is comprised of sales/marketing expenses and employee compensation expenses. Management expects both of these sub-categories to increase in the future.

In the second quarter of 2000, the Company spent $500,481 for sales/marketing, a 192% increase from the first quarter of the year and a 339% increase over the $113,913 spent in the second quarter of 1999. $171,571 was spent in this category in the first quarter of 2000 compared to $90,628 in the same period of the prior year--a 895% increase. On a going-forward basis, Management expects to maintain its sales/marketing budgets at approximately $600,000 per quarter, but cannot provide any assurances in that regard. While Management does not expect the Company's low cost of acquisition to be indefinitely maintainable, it does expect that it will be able to maintain a very competitive cost per acquisition in its target markets until it achieves a 10% household penetration in each of these markets. Currently, the Company has less than 2% penetration in each of these markets.

Employee compensation costs[4] have dramatically increased over the relevant periods though the rate of growth has been reduced by 75% in the current period. In the first quarter of 1999, the Company spent $220,952 in total compensation. In the following quarter this increased by 100% to $442,420. In the first quarter of 2000, the Company expensed $463,529 representing a 110% increase over the analogous period in the prior year. Employee compensation for the second quarter of 2000 totaled $573,099. This represents a 30% increase over the second quarter of 1999, and a 24% increase from the first quarter of 2000.

The increases in employee compensation are primarily a result of the rapid growth the Company has undergone over the past year. The Company's operations only began to substantially ramp-up in the second quarter of 1999. At that point, our employment roster was comprised of seven individuals including four technicians, the Company's two founders and the then chief financial officer. Of the $442,420 expensed in this sub-category in the second quarter of 1999, roughly 50% was attributable to the wholesale business and 50% to EOT's retail operations. Due to the addition of the Russian market to our operations in March 2000, our staffing has increased to a total of 63 employees including five senior executives, three bookkeeper/accountants, three administrative staff and 52 customer service personnel.



                                                                        Page 11.

Employee compensation is projected to continue to increase, though at a reduced rate, due to two related developments. The first is the low general unemployment rate which has had the effect of raising compensation rates for all companies. The second is the continued emphasis the Company is placing on attracting and retaining top talent. In addition to the experienced managers obtained via the EOT acquisition, the Company is currently searching for a new chief financial officer and expects to shortly commence a search for a chief executive officer; both positions are currently vacant. In addition, the Company is actively recruiting experienced outside sales managers and representatives to staff its commercial sales force, as well as experienced marketing professionals to augment its marketing staff. Given the caliber of applicants we seek, Management expects to experience additional increases in expenses related to employee compensation. Moreover, to retain these prospective new hires and our existing team of experienced managers, the Company has undertaken a study of its overall compensation plan to ensure that the Company can continue to compete for the caliber of personnel it requires to be successful.

In December of 1999, EOT took delivery of two telecommunications switches manufactured by DTI, one long distance switch (the "Tandem") and one local switch. Since that time, EOT has been commissioning both switches to be interconnected into the public switched telephone network ("PSTN"). The Tandem is expected to be fully commissioned and on-line by the end of August 2000; the local switch is scheduled to be fully commissioned and on-line by the end of September 2000.

At the present time, and until the Tandem is fully commissioned, the Company will continue to lease switching capacity under contract from General Telecom. We use this capacity to provide both the interconnection required for the termination of our subscribers' international traffic as well as for its least-cost routing ability. The contract with General Telecom is month-to-month, and the Company expects to realize an approximate savings of $15,000 per month when this contract terminates upon the complete commissioning of the Tandem, though there can be no assurance in this regard.

Once the Tandem is fully operational, the Company expects to experience significant reductions in its costs for terminating its subscribers' international traffic. Management estimates these reductions to average about 10% for its most heavily used routes. In addition, the Tandem may enable the Company to significantly reduce its access costs paid to other telecommunications providers for using their networks to originate and/or terminate our subscribers' calls. For long distance traffic originating and/or terminating in the New York metropolitan area (comprising the bulk of the Company's traffic), these costs are estimated to be reduced by up to 50%. The Company expects that downward price pressure on its retail services will continue to keep pace with its aggregate wholesale price reductions, however, and therefore does not expect that significant increases will be realized on gross profit margins for this traffic in the future.

Bringing the local switch on-line and concluding our negotiations with the Bell Atlantic companies in both New York and New Jersey are projected to significantly increase the Company's ability to effectively market and sell basic local voice services as well as value-added services such as call waiting, 3-way calling and caller ID. Presently, we strictly resell the local services of the incumbent local exchange companies ("ILEC") in New York and New Jersey, the two states where we currently offer local services. Under this model, our wholesale cost for these services is, as set by regulation in each jurisdiction, no more than 19.1% below the retail price offered by the ILEC in that jurisdiction. As a result, and after giving a 5% discount to our local subscribers and accounting for our associated costs, local services have not effectively contributed to our gross margins. Once our interconnection agreements are finalized and instituted, expected by late in the fourth quarter of 2000, the Company will be able to provision local services through a combination of unbundled network elements ("UNE") leased from the ILECs and interconnected with the Company's local switch, and via a model known as unbundled network element platform ("UNE-P"). In both cases, the Company expects gross margins on its local services business to increase.

On March 4, 1999, Sonus Communications, Inc. merged with and into Sonus Park Acquisitions, Inc., a newly formed wholly owned subsidiary of The Park Group, Limited. Sonus Communications, Inc., which was the surviving entity, became a wholly owned subsidiary of The Park Group, Limited and the only asset of The Park Group, Limited. On April 7, 1999, The Park Group, Limited organized Sonus Communication Holdings, Inc. as a Delaware corporation and a wholly owned subsidiary of The Park Group, Limited. On April 16, 1999, Sonus Communication Holdings, Inc. merged with and into The Park Group, Limited leaving Sonus Communication Holdings, Inc. as the surviving corporation. Shares of The Park Group, Limited were exchanged for shares of Sonus Communication Holdings, Inc. on a one-for-one basis. The sole purpose of the merger was to re-incorporate in



                                                                        Page 12.

Delaware. The total merger related costs of $262,000 include $238,000 for costs related to the Park/Sonus merger consisting of legal fees of approximately $121,000, investment banking fees of $104,000, and accounting fees and other miscellaneous fees of $13,000.

On November 15, 1999, Sonus Communication Holdings, Inc. and Empire One Telecommunications, Inc. entered into a definitive merger agreement for the merger of Empire One Telecommunications, Inc., a New York corporation, with and into EOT Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Sonus Communication Holdings, Inc. Regulatory approvals and the approval of Empire One Telecommunications, Inc.'s shareholders were obtained in the first quarter of 2000. Following these approvals, the merger closed on March 29, 2000. Immediately upon closing, EOT Acquisition Corp. changed its name to Empire One Telecommunications, Inc.

Under the terms of the Sonus/Empire One Telecommunications, Inc. merger agreement, 1,065,857 shares of Sonus Communication Holdings, Inc. common stock was issued for all of the issued and outstanding shares of Empire One Telecommunications, Inc. In addition, the Company incurred a total of $145,000 in fees associated with this transaction, including $78,000 in legal fees, $62,000 in investment banking fees and a total of $85,000 in accounting fees and other miscellaneous fees. It is expected that these fees will be capitalized as part of the acquisition of Empire One Telecommunications, Inc. Please see the Footnotes to Consolidated Financial Statements for additional information on the mergers.

As a result of the Company's expanding operations, we had a net loss of $1,765,256 in the second quarter of this year, an 125% increase from the net loss of $783,669 incurred in the first quarter of 2000. Compared to the second quarter 1999 net loss of $407,384, we experienced a 334% increase.

LIQUIDITY

At June 30, 2000 we had cash of $90,017, and negative working capital of $2,259,565. During the first quarter of 2000, we closed a $2.5 million offering begun in the fourth quarter of 1999. In the second quarter of 2000, the Company sold $300,000 in subordinated 8% convertible debentures. In addition, as of the date of this 10-QSB, we are in the process of closing a further placement of up to $3,000,000 of units, each unit consisting of two shares of common stock and one common stock purchase warrant. We expect to complete the offering by the end of August, 2000. Assuming the $3,000,000 offering is fully subscribed and paid for, Management believes the proceeds of this funding, combined with operating revenues, will be sufficient to allow us to conduct our operations during the remainder of the fiscal year ending December 31, 2000.

In January 2000, we received net proceeds of $1,744,000 on a total raise of $1,935,068, representing the final traunche of a $2.5 million offering at $1.35 per share begun in the fourth quarter of 1999. In June 2000, we sold $300,000 in subordinated 8% convertible debentures. Each debenture included one share of Company common stock as well as a warrant to purchase a share of Company common stock at an exercise price equal to that of the next, subsequent equity placement of the Company's common stock (the "Exercise Price"). Each debenture, principal and accrued interest, is convertible, at the holder's option, into one share of the Company's common stock at the Exercise Price. If the holder elects not to convert, the Company is obligated to redeem the debenture plus accrued interest at the rate of 8% per annum upon the next, subsequent placement of the Company's common stock resulting in proceeds of at least $500,000. We expect to redeem the convertible debentures in the current round of financing. The Company received net proceeds of $300,000 from the sale of the debentures by placing them itself.

Even though we have been successful in completing the financings noted above, prior to the financing completed in January 2000, we had negative working capital of $219,000 at December 31, 1999 with positive shareholder equity of $412,000. After giving effect to the financings described above, we had negative working capital of $2,259,565. As a result, we have undertaken another round of funding (the "Current Round") seeking to provide net proceeds to the Company of $2.7 million after investment banking, legal and accounting fees. The offering in the Current Round is for 5,000,000 units consisting of 2 shares of the Company's common stock plus a warrant for one share of the Company's common stock with a strike price of $0.60. Each unit is priced at $0.60. The Company has already received approximately $1 million in proceeds from the Current Round. Additional commitments have been



                                                                        Page 13.

received for the remaining $2 million and Management expects to close the remaining funding in the Current Round by the end of August, 2000, though there can be no assurance that it will do so.

As noted in the discussion under Results of Operations, above, the acquisition of Empire One Telecommunications, Inc. was completed on March 29, 2000. As a result of this acquisition, the Company issued 1,065,857 of its common shares for all the outstanding common stock of Empire One.

In May 1999, we filed a Form 10-SB with the Securities and Exchange Commission to register our common stock under the Securities Exchange Act of 1934, as amended. The Form 10-SB became effective in July 1999 and our stock began trading publicly on the NASDAQ over the counter bulletin board in August 1999.

During the first half of 2000, we have not acquired any significant additional equipment either through direct purchase or under lease. As noted in the discussions above, the Company's plans call for significant expansion of its network into the "last mile." As a result, Management expects that it will undertake additional equipment deployment commencing in the last half of 2000, particularly in the fourth quarter.

As noted above, the continued acquisition of subscribers and opportunistic expansion of our network, particularly in the "last mile," requires substantial investment of equipment, marketing exposure and personnel. We expect that we will have to continue to raise funds in both the private and public markets to have enough cash to pay for this expected expansion and to continue our operations. We believe that our ability to raise money in the public sector will enhance these efforts although there can be no assurance that this will be the case or that any public offering of our securities will be made.

--------------
[1] This includes all of EOT's first quarter 2000 revenues of $1,240,826. [2] This acquisition closed 23 March 27, 2000.
[3] This includes EOT's expenses in this category.
[4] These costs include all relevant payroll taxes, surcharges, insurance premiums and employee benefits, including Company 401(k) contributions, and include EOT's expenses for the relevant periods.



                                                                        Page 14.

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

In June 2000, the Company sold $300,000 in units (totaling 222,222 units), each unit consisting of one share of common stock and $1 original principal amount of its convertible debentures. The convertible debentures, by their terms, mature and must be repaid in their entirety, including accumulated interest, in one year from the date of issuance or upon the completion of an equity financing of the Company of $500,000 or more. The convertible debentures bear an 8% rate of annual interest. The holders of the convertible debentures also have the right to convert the principal and accumulated interest into the next equity financing of the Company of $500,000 or more. The Company is currently conducting an offering in which it expects to satisfy the criteria for conversion of the debentures. If no additional equity financing has occurred within one year from closing of the loan, however, the convertible debentures may be converted into the Company's common stock at $1.35 per share, subject to customary adjustments for stock splits, stock dividends, recapitalizations and the like. The Company granted standard piggy-back registration rights relating to the common stock issued as part of the unit offering. The units were offered only to corporate and individual accredited investors. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and under Rule 506 of Regulation D promulgated under the Securities Act. The Company relied upon representations and warranties made by investors in the subscription agreements executed by them.



                                                                        Page 15.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No. Description

4           Form of Convertible Debenture

27          Financial Data Schedule

(b) Reports on Form 8-K

       (i) Report on Form 8-K filed April 6, 2000 reporting the acquisition of Empire One Telecommunications, Inc. under Item 2 of such report.

       (ii) Report on Form 8-K filed June 16, 2000 containing the financial and pro-forma information required to be filed in connection with the acquisition of Empire One Telecommunications, Inc., including consolidated financial statements for Empire One Telecommunications, Inc. for fiscal years ended December 31, 1999 and 1998 and pro-forma financial information relating to the acquisition.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

(Registrant)
DATE: August 14, 2000

BY: /s/ John K. Friedman
    John K. Friedman, President and Chief Operating Officer and Chief Accounting Officer


                                  EXHIBIT INDEX

Exhibit No. Description

4           Form of Convertible Debenture

27          Financial Data Schedule



                                                                        Page 16.