Form 10QSB
period 2000-09-30
SONUS COMMUNICATION HOLDINGS INC
filed 2000-11-20
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                           COMMISSION FILE NO. 0-30124


                       SONUS COMMUNICATION HOLDINGS, INC.
                             A DELAWARE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 54-1939577
                  55 JOHN STREET, 2ND FLOOR, NEW YORK, NY 10038
                           TELEPHONE - (212) 285-4300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Common stock $.0001 par value, 12,486,008 shares outstanding as of November 20, 2000

                                Table of Contents


                                                                                PAGE(s)
                                                                                -------

PART I.   Financial Information:                                                  3.

ITEM 1.   Consolidated Financial Statements

          Condensed Balance Sheets - September 30, 2000 (Unaudited)
          and December 31, 1999                                                   3.

          Condensed Statements of Operations (Unaudited) -
          Three and Nine Months Ended September 30, 2000 and 1999                 4.

          Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2000 and 1999                           5.

          Condensed Notes to Interim Condensed Financial Statements (Unaudited)   6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition             9.


PART II.  Other Information                                                      15.

ITEM 2.   Changes in Securities and Use of Proceeds                              15.

ITEM 6.   Exhibits and Reports on Form 8-K                                       16.

SIGNATURES                                                                       17.

                         PART I. FINANCIAL INFORMATION:

                   ITEM I. CONSOLIDATED FINANCIAL STATEMENTS:

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                September 30,  December 31,
                                                                   2000           1999
                                                                 ---------     ------------
                                                                (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                 $    43,462     $  234,688
     Accounts receivable, net                                    1,438,205         31,936
     Installment sales receivable, net of unearned
      profit of $105,286 in 1999                                     -            187,430
     Loan receivable                                                 -            150,000
     Prepaid expenses and other                                     45,176        166,572
                                                               -----------     ----------
TOTAL CURRENT ASSETS                                             1,526,843        770,626

PROPERTY AND EQUIPMENT, NET                                      1,061,919        721,905

GOODWILL, NET                                                    7,690,571          -

SECURITY DEPOSITS                                                  479,307         62,062
                                                               -----------     ----------

TOTAL ASSETS                                                   $10,758,640     $1,554,593
                                                               ===========     ==========

                            - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
     Accounts payable                                          $ 2,930,665     $  382,045
     Vendor equipment payable                                        -            364,666
     Convertible debentures, net of discount                        36,496          -
     Long-term debt, current portion                               411,075         87,399
     Due to shareholders                                            57,000        113,000
     Accrued expenses                                              513,792         42,510
                                                               -----------     ----------
TOTAL CURRENT LIABILITIES                                        3,949,028        989,620


LONG-TERM LIABILITIES:
     Long-term debt, net of current portion                        424,633        109,550
     Other noncurrent liabilities                                   43,000         43,000
                                                               -----------     ----------
TOTAL LIABILITIES                                                4,416,661      1,142,170
                                                               -----------     ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,098,071 and 4,598,850 shares issued
       and outstanding in 2000 and 1999, respectively                  710            460
     Common stock to be issued, $.0001 par value; 4,512,993
       shares pending issuance                                         451          -
     Additional paid-in capital                                 12,330,332      2,476,488
     Subscriptions received                                          -            135,000
     Accumulated deficit                                        (5,989,514)    (2,199,525)
                                                               -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                       6,341,979        412,423
                                                               -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $10,758,640     $1,554,593
                                                               ===========     ==========

See notes to condensed consolidated financial statements.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three months ended            Nine months ended
                                               September 30,                 September 30,
                                         ------------------------    --------------------------

                                              2000        1999          2000           1999
                                         -----------   ----------    -----------     ----------
OPERATING REVENUE:
   Telecommunication services             $2,246,569   $  392,924     $4,664,396     $1,022,296
                                          ----------   ----------     ----------     ----------

OPERATING EXPENSES:
   Direct expenses                         1,674,213      470,161      4,125,521      1,228,688
   General & administrative                1,648,963      309,731      3,888,864        761,997
   Merger related costs                        -           25,000          -            279,045
   Goodwill amortization                     132,596        -            265,192          -
                                         -----------   ----------    -----------     ----------
                                           3,455,772      804,892      8,279,577      2,269,730
                                         -----------   ----------    -----------     ----------

LOSS FROM OPERATIONS                      (1,209,203)    (411,968)    (3,615,181)    (1,247,434)
                                         -----------   ----------    -----------     ----------

OTHER INCOME (EXPENSE):
   Interest income (expense)                (119,117)      (5,225)      (173,682)        (3,634)
   Other expense                               -            -             (1,125)         -
                                         -----------   ----------    -----------     ----------
                                            (119,117)      (5,225)      (174,807)        (3,634)
                                         -----------   ----------    -----------     ----------

LOSS BEFORE INCOME TAXES                  (1,328,320)    (417,193)    (3,789,988)    (1,251,068)
   Provision for income taxes                  -            -              -              -
                                         -----------   ----------    -----------     ----------
NET LOSS                                 $(1,328,320)  $ (417,193)   $(3,789,988)   $(1,251,068)
                                         ===========   ==========    ===========     ==========


LOSS PER SHARE:
Basic and diluted                        $      (.14)  $     (.11)   $      (.50)    $     (.33)
                                         ===========   ==========    ===========     ==========

WEIGHTED AVERAGE SHARES                    9,803,423    3,761,548      7,640,837      3,823,501
                                         ===========   ==========    ===========     ==========



See notes to condensed consolidated financial statements.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                       2000         1999
                                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(3,789,988) $(1,251,068)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities
      Depreciation and amortization                                   466,802       64,622
      Provision for uncollectible accounts receivable                 311,997       44,726
      Amortization of debt discount                                    76,855        -
      Common shares issued for services rendered                            -      127,500
      Time contributed in lieu of salary                               56,000        -
   Changes in assets and liabilities:
      (Increase) in accounts receivable                              (849,870)     (75,079)
      Decrease in installment sales receivable                          1,934       31,398
      Decrease (increase) in prepaid expenses                         150,492      (92,657)
      Increase in accounts payable                                    710,401      165,103
      Increase in vendor equipment payable                                  -        8,393
      Increase in accrued expenses                                    181,523       98,435
                                                                  -----------   ----------
NET CASH (USED) IN OPERATING ACTIVITIES                            (2,683,854)    (878,627)
                                                                  -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                          ( 44,461)    (386,078)
      Investment in purchased business, net of cash acquired         ( 50,096)       -
      Deposits for equipment and circuits                            (268,296)    (182,754)
                                                                  -----------   ----------
NET CASH (USED) IN INVESTING ACTIVITIES                              (362,853)    (568,832)
                                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                       2,794,098    1,592,399
      Repurchase of founder shares                                    (56,000)     (70,000)
      Payment of lease obligation for network equipment              (182,617)       -
      Issuance of convertible debentures and common stock             300,000        -
                                                                  -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,855,481    1,522,399
                                                                  -----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            (191,226)      74,940

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                234,688        1,002
                                                                  -----------   ----------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                  $    43,462   $   75,942
                                                                  ===========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Common stock issued to acquire Empire One                    $ 3,197,571        -
                                                                  -----------   ----------
     Warrants issued to employees and non employees in
       Connection with Empire One acquisition                     $ 3,407,808        -
                                                                  -----------   ----------
     Common stock issued with convertible debentures              $   188,393        -
                                                                  -----------   ----------
     Beneficial conversion discount recorded                      $    75,111        -
                                                                  -----------   ----------

OTHER INFORMATION:
   Cash payments for interest                                     $   129,521   $   12,291
                                                                  -----------   ----------

See notes to condensed consolidated financial statements.

              SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2000 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 1999.

         During the third quarter, management reviewed the prior quarter results and determined that certain adjustments were necessary to more fairly present the balance sheets and income statements of the Company. Accordingly, the Company is amending the previous two quarters' 10-QSBs. The adjustments primarily involve recognition of additional purchase price consideration in connection with the acquisition of Empire One Telecommunications, Inc., and allocation of fair value in connection with convertible debt issued with common stock. The effect of these adjustments on prior quarter results is summarized below, and the adjustments are reflected in these financial statements as of September 30, 2000:

                                    3/31/00       3/31/00       6/30/00       6/30/00
          BALANCE SHEET:          as reported     restated    as reported      restated
          Current assets          $ 1,932,963   $ 1,932,963   $ 1,484,271   $ 1,484,271
          Property and Equip.       1,140,873     1,140,873     1,148,670     1,120,969
          Goodwill                  4,514,058     8,068,485     4,438,824     7,823,167
          Other assets               225,839       225,839       524,307       524,307
                                  -----------   -----------   -----------   -----------
            Total assets          $ 7,813,733   $11,368,160   $ 7,596,072   $10,952,714
                                  -----------   -----------   -----------   -----------

          Current liabilities     $ 2,314,446   $ 2,416,065   $ 3,743,836   $ 3,438,631
          Long term liabilities       983,390       983,390       990,873       990,873
          Common stock                    710           710           740           740
          Addn'l paid-in capital    7,498,381    10,906,189     7,611,073    11,183,663
          Accumulated deficit      (2,983,194)   (2,983,194)   (4,750,450)   (4,661,193)
                                  -----------   -----------   -----------   -----------
            Total liabilities
               And equity         $ 7,813,733   $11,323,160   $ 7,596,072   $10,952,714
                                  -----------   -----------   -----------   -----------

          INCOME STATEMENT:

          Operating revenue       $   167,817   $   167,817   $ 2,250,009   $ 2,250,009
          Direct expenses             372,394       372,394     2,078,915     2,078,915
          Gen'l and admin.exp.        589,542       581,542     1,820,118     1,658,337
          Goodwill amortization         -             -            75,254       132,616
          Interest inc.(exp.)          10,450         2,450       (41,853)      (57,015)
          Other (exp.)                  -             -            (1,125)       (1,125)
                                  -----------   -----------   -----------   -----------
          Net loss                $  (783,669)  $  (783,669)  $(1,767,256)  $(1,677,999)
                                  -----------   -----------   -----------   -----------
          Basic and diluted loss
            Per common share      $      (.13)  $      (.13)  $      (.24)  $      (.23)
                                  -----------   -----------   -----------   -----------

          See notes to condensed consolidated financial statements.

         The Company currently has insufficient funds available for operations and will be required to seek additional funds even though it has been successful in completing the financings discussed in Note 2. As a result, the Company is seeking to obtain a credit facility or other financing arrangements, and is currently in negotiations with a prospective lender. Management believes it will be successful in obtaining the credit facility, although there can be no assurance that it will do so. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - FINANCING:

         In January 2000, the Company completed its offering of 1,851,504 shares of common stock at $1.35 per share. The aggregate offering price was $2.5 million with the Company realizing $2,246,000 in cash proceeds. The offering was completed in three pieces with the first closing occurring in November 1999 for 418,140 shares resulting in gross proceeds of $564,000 and net proceeds to the Company of $502,000. The second closing occurred on January 5, 2000 for 1,088,939 shares and net proceeds to the Company of $1,327,000. The final closing occurred on January 27, 2000 for 344,425 shares resulting in gross proceeds of $465,000 and net proceeds to the Company of $417,000. The difference between gross proceeds and net proceeds reflects expenses of approximately $11,000 with the remaining being the cash portion of the investment banking fees. At December 31, 1999, the Company had received $135,000 of the proceeds which were shown as subscriptions received.

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

         In June 2000, the Company sold (and received proceeds of) $300,000 in subordinated 8% convertible debentures. Each debenture holder received one share of common stock for each dollar of debt. The 300,000 shares of common stock have been recorded as common stock to be issued at September 30, 2000, and were subsequently issued in November 2000. The debentures will mature at the earlier of one year from the issue date or upon the completion of an equity financing of $500,000 or more. Each debenture, principal and accrued interest, is convertible, at the holder's option, into one share of the Company's common stock at the Exercise Price. If the holder elects not to convert, the Company is obligated to redeem the debenture plus accrued interest at the rate of 8% per annum. If converted at the time of completion of an equity financing of $500,000 or more, the holder is entitled to convert the outstanding principal and interest into common shares based on the price of the common stock sold in the equity financing. If converted at the time of maturity, the holder is entitled to convert the outstanding principal and interest into common shares based on a per share price of $1.35.

         As the debentures included one share of common stock for each dollar of debentures, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. As a result, a discount on the debentures of $188,393 was recorded, and this value was ascribed to the common stock, based on the then market price of $1.688. This discount on the debentures is being amortized over the term of the loan. Additionally, in accordance with EITF 98-5, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present at the time of issuance. This beneficial conversion component was measured as the difference between the market price of the common stock at issue date of $1.688 and the conversion price of the debentures at $1.35. The resulting intrinsic value of $75,111 has also been recorded as a discount at issue date, and is being amortized over the term of the loan.

         Since the latest private equity placement was closed at September 30, 2000, holders were eligible to convert their notes into common shares. As of November 13, 2000, approximately 2/3 of the debenture holders have elected to convert their notes, and 874,944 common shares were issued on that date at a conversion price of $.24 per share.

         In June 2000, the Company cancelled an existing stock option agreement and replaced it with a warrant agreement for an officer. The warrants entitle the holder to purchase 100,000 common shares with an exercise price of $1.91, vested immediately upon issuance, and have a 5 year term from issue date. In accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", which became effective July 1, 2000, this effective modification results in a variable award, which results in the recognition of compensation expense during the life of the award, measured as the difference between the closing market price at each measurement date and the closing common stock price at July 1, 2000, times the number of outstanding warrants. As of September 30, 2000, no compensation expense was recognized under these warrants, as the market price was below the July 1, 2000 market price.

         In September 2000, the Company completed its latest offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. The offering was for 5,000,000 units, with each unit consisting of two shares of the Company's common stock and one common stock purchase warrant, with an exercise price of $.60. The purchase price per Unit was $.60. The offering was completed in various installments between July 1 and September 30, 2000, and the total gross proceeds received were $1,263,898. After legal and investment banking fees paid of $116,808, net proceeds were $1,147,090. Additionally, warrants were issued as consideration for placement fees, and the fair value of these warrants were $23,285. In connection with this offering, common stock shares of 4,212,993 have been recorded as common stock to be issued as of September 30, 2000, and were subsequently issued in November 2000.

NOTE 3 - ACQUISITION:

         On March 29, 2000, the Company merged with Empire One Telecommunications Inc. ("EOT"). The Company exchanged 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share. The acquisition was accounted for as a purchase. The operations of EOT are included with those of the Company prospectively, effective April 1, 2000. The value of consideration from the shares exchanged was $3,197,571. Additional costs of the merger included legal and investment banking fees paid of $122,174, warrants issued (in the money) to EOT founders with a fair value of $1,863,810, and warrants issued to investment bankers with a fair value of $1,543,998. The adjusted book value of EOT at merger, which approximated fair value, was $(1,228,210). As a result, the Company recorded $7,955,763 in goodwill related to the merger, which is being amortized over 15 years. The proforma results of operations for the three and nine month periods ended September 30, 2000 and 1999, respectively, are shown below. These statements do not purport to represent what the actual results of operations would have been for the Company had the merger been consummated at the beginning of the earliest period presented, is not indicative of actual results and does not purport to represent what the results of operations of the combined entity may be in the future.

                                                                     Pro forma                 Pro forma
                                                                Three months ended         Nine months ended
                                                                   September 30,              September 30,
                                                             -----------------------    ------------------------
                                                               2000          1999          2000          1999
                                                             ----------   ----------    ----------      ----------
      Revenues                                               $2,246,569   $1,596,931    $5,890,608      $4,570,754
      Direct expenses                                         1,674,213    1,120,046     5,067,545       3,210,677
      Selling, general and administrative expenses            1,648,963      859,482     4,693,503       2,484,550
      Goodwill amortization                                     132,596      132,597       397,788         397,788
      Net loss                                               (1,328,320)    (552,691)   (4,447,106)     (1,826,581)
      Net loss per share                                          $(.14)       $(.11)        $(.56)          $(.37)


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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes to those statements and the other financial information included elsewhere in this Form 10-QSB.

OVERVIEW

We are currently a provider of telecommunications services that utilize the public switched telephone network ("PSTN") as well as private internet networks via a combination of owned facilities and those leased from third-party providers. When we began offering long distance services in late 1998, our strategy had been to establish routes into underserved geographic markets such as countries that were formerly part of the Soviet Union (e.g. Republic of Georgia) and developing countries in Asia, the Pacific Rim and the Caribbean. This strategy involved establishing a relationship with a local organization in the destination country that would own the necessary equipment in that country as well as establish any necessary working relationships with the local phone company or companies.

More recently, we have adjusted our strategy and are establishing ourselves as a retail provider of "bundled" telecommunications services, including local, long distance and Internet/data services, over a combination of our own facilities and those leased from third-party providers, to targeted ethnic markets in the U.S. As of September 30, 2000, we had decommissioned all of our international circuits largely because of rapidly declining margins in the markets served by those circuits, and have redirected our resources to our retail entity, Empire One Telecommunications, Inc. ("EOT").

In furtherance of our retail strategy, we closed the acquisition of EOT on March 29, 2000. Headquartered in New York City, EOT has focused on the Chinese ethnic markets in the metropolitan areas of New York City, San Francisco and Los Angeles since its inception in 1996. In March 2000, we initiated a marketing program targeted at the Russian communities in the U.S. under the EOT brand. This initiative has resulted in significant revenue and subscriber growth for the Company, particularly in the second quarter of 2000. We expect such growth to continue, adjusted for seasonal fluctuations, as we continue to build our brand equity in the Russian and Chinese markets, and until our penetration in each market exceeds 5% of available households. We presently have less than 2% market penetration in each of the Chinese and Russian markets.

This retail strategy has also led us to scale back the wholesale international circuit portion of our business beginning in the second quarter of 2000. As of the end of the second quarter of 2000, we had decommissioned two of our three international circuit operations. Decommissioning of the third circuit occurred in July 2000. As a result, we no longer employ any personnel in our Virginia office. We are in the process of negotiating settlements of open contracts for that portion of our business and expect to conclude these negotiations in a mutually-satisfactory manner by the end of 2000, but can provide no assurances in that regard.

Throughout the third quarter of 2000, management has been refining the Company's strategic growth plans. Most of this effort has been directed to addressing the Company's ability to deliver value-added services, including high-speed data services, over the "last mile" of the network--the method by which the Company connects to its subscribers' premises. The Company has been working with its existing equipment vendors as well as several other vendors to design and implement a scalable, broadband "last mile" network that will take advantage of the dense geographic clustering our markets generally exhibit. These efforts are ongoing with initial deployment expected to begin by the end of the current calendar year. Management believes these initiatives, in conjunction with the brand-building efforts already underway, will result in significant revenue and subscriber growth through 2001, but can provide no assurances in that regard.

Since initiating service offerings, we have incurred net operating losses and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts as well as the deployment of our "last mile" network. As of September 30, 2000, we have accumulated net losses of $5,989,514.

REVENUES

We began operations by offering wholesale long distance services through leased circuits to other telecommunications service providers desiring to terminate U.S.-originated voice, fax and data traffic to the countries in which our circuits terminated or to "refile" such traffic through those countries to a third country. As a result of international market conditions, we experienced rapid deterioration in our ability to sustain this business particularly in light of rapid and continuing erosion in the wholesale price for international terminations for U.S.-originating traffic. As a result of this trend and the addition of EOT, while revenues from such activities represented 100% of our revenues for both the third quarter of 1999 and the first nine months of 1999 ($392,924 and $1,022,296, respectively), these activities accounted for 0% of the third quarter 2000 and only 13% ($597,256) of revenues for the first nine months of 2000. As a result of the decommissioning of our international circuits and the scaling back of our wholesale business, the Company no longer generates significant revenues from these activities after June 2000.

Total revenues for the third quarter of 2000 were $2,246,569, an increase of 472% compared to the same period of 1999 ($392,924). For the first nine months of 2000, total revenues were $4,664,396, an increase of 356% compared to the same period of 1999 ($1,022,296). Between the second and third quarter of 2000, revenues decreased slightly from $2,250,009 to $2,246,569, a .15% decrease quarter-over-quarter. The flat revenue growth in the third quarter of this year is indicative of the seasonality of the business, where the summer months (June through and including August) have historically been slow growth months for EOT's retail operations. Management expects, but cannot assure you, that growth will continue, as adjusted for this seasonal fluctuation. We anticipate that continued growth will be generated principally by continued development of EOT's brand equity in its target markets and the deployment of the "last mile" network which may enable the Company to offer an increasing array of value-added voice, data and video services. Additionally, the Company is in the process of developing an outside sales force to leverage its brand equity into the commercial sector of the Company's target markets. We are also seeking opportunistic service offerings we can make available to our markets by either resale or over our own facilities. To this end, we are negotiating interconnection agreements between us and Verizon New York and between us and Verizon New Jersey, thereby enabling the Company to provide local services at significantly higher margins than we currently enjoy. We cannot provide any assurance that such negotiations will result in contracts with Verizon New York or Verizon New Jersey on terms favorable to the Company or at all, and our ability to develop an outside sales force or increase our service offerings is dependent on our ability to obtain additional financing.

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

Management expects that these expenses will continue to increase as the Company's sales and marketing efforts continue to expand within its target markets, resulting in increased subscriber counts generating an increasing volume of traffic. At the same time, however, Management is actively seeking new, lower cost carriers with high quality through which the Company route its terminating traffic. Additionally, the Company finished deploying its long distance switching facility based on the scalable DTI-manufactured tandem switching platform, and this became operational in August 2000. With this facility fully operational, the Company is able to substantially lower its interconnection charges by routing traffic to and from the New York metropolitan area (which traffic comprises the bulk of that routed by the Company) through this facility. As a result, as these two related developments mature, Management believes that, while overall direct operating expenses will increase, as a proportion of revenues these increases will be smaller, but can provide no assurances in that regard.

SALES, GENERAL AND ADMINISTRATIVE

Sales, general and administrative expenses include the costs associated with the delivery of our marketing messages, salaries of our employees and associated benefits, rent, professional fees including those of accountants, lawyers and other business consultants, as well as ancillary costs such as insurance, office equipment maintenance and office expenses. A portion of our general and administrative expenses include the costs associated with technical support and customer service ("Support and Service"), consisting primarily of employee compensation. As the results discussed below illustrate, we have experienced significant absolute and percentage increases in these categories. These have primarily been due to growth in our Support and Service requirements necessary to support our rapidly growing subscriber base, particularly the need to create an entire Russian-language Support and Service organization to manage our Russian-language subscribers. We expect that sales and general and administrative costs will continue to increase as our subscriber base continues to grow, however, at a slower rate than we have experienced in the third quarter of 2000. We expect that this will be due to increased employee efficiency as well as the incremental demands continued growth is expected to have on our already established Support and Service organizations.

RESULTS OF OPERATIONS

At the end of the second quarter of 2000, the Company had approximately 23,248 subscribers. At the end of the third quarter of 2000, the Company's subscriber base had grown to 25,693, an increase of 11%. This growth is a direct result of sales/marketing efforts. Prior to the EOT acquisition, the Company's operations were limited to providing wholesale international terminations to five telecommunications services providers over three separate leased circuits terminating in the Republic of Georgia, Pakistan and the Peoples' Republic of China. As of the end of the second quarter of 2000 the Company had withdrawn from all but the Pakistan circuit business, which circuit was decommissioned in late July 2000. Since the EOT acquisition closed, the Company's primary focus has been on growing its retail business under the EOT brand.

For the third quarter of 2000, direct operating expenses totaled $1,674,213, down 19% from the second quarter of the year ($2,078,915). For the nine months ended September 30, 2000, these expenses totaled $4,125,521, an increase of 235% from the same period in the prior year ($1,228,688). The current year quarterly sequential decrease in direct operating expenses is attributable primarily to cost savings from scaling back of international wholesale circuits noted earlier. The year over year nine month increase reflects the acquisition of EOT and its subscriber base. Management expects that direct operating expenses will continue to increase as the Company's sales and marketing efforts continue to expand within its target markets, resulting in increased subscribers generating increased traffic through our network. Simultaneously, the Company is proactive in its on-going cost-cutting efforts as to direct operating expenses including, but not limited to, the following developments:

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

Sales, general and administrative costs for the third quarter of 2000 totaled $1,648,963. This represents a 1% ($9,374) decrease from the $1,658,337 expense for the second quarter of 2000, and a 432% increase from the second quarter of 1999. For the nine months ending September 30, 2000, total expenses in this category were $3,888,864 up 410% ($3,126,867) from the same period in the prior year. The current year quarterly sequential decrease reflects substantial cost savings from post-merger rationalization of expenses, particularly those expenses related to the international wholesale business of approximately $310,000, partially offset by a provision for uncollectible installment sale receivables of $185,495. Employee compensation during the third quarter increased over the second quarter by approximately $118,000, reflecting increased headcount for sales and administrative personnel (to 68 from 63), but this was offset by an approximate $180,000 decrease in marketing expenses, which is typical during the slow summer period. Management expects compensation to increase in the fourth quarter, due to the addition of a Chief Financial Officer and five commercial sales personnel. However, the operating expense structure of the Company is under review, including compensation, for potential reductions in order to further rationalize the cost structure and improve cash flow. Initiatives to reduce operating expenses may not materially benefit the Company until late fourth quarter or first quarter of 2001. Management does expect to increase marketing expenses during the fourth quarter to fuel subscriber and revenue growth. While Management does not expect the Company's low cost of acquisition to be indefinitely maintainable, it does expect that it will be able to maintain a very competitive cost per acquisition in its target markets until it achieves a 5% household penetration in each of these markets. Currently, the Company has less than 2% penetration in each of these markets.

Sales, general and administrative costs for the third quarter of 2000 compared to the third quarter of 1999, as well as the nine month period ended September 30, 2000 compared to 1999 both reflect substantial increases year over year due to the inclusion of EOT operating expenses in the year 2000 results.

In December of 1999, EOT took delivery of two telecommunications switches manufactured by DTI, one long distance switch (the "Tandem") and one local switch. Since that time, EOT has been commissioning both switches to be interconnected into the public switched telephone network ("PSTN"). The Tandem has been fully commissioned and on-line at the end of August 2000; the local switch was fully commissioned and operational at the end of September 2000, and is expected to be on-line by end of the fourth quarter of 2000. As the Tandem is now fully operational, the Company expects to experience significant reductions in its costs for terminating its subscribers' international traffic. Management estimates these reductions to average about 10% for its most heavily used routes. In addition, the Tandem may enable the Company to significantly reduce its access costs paid to other telecommunications providers for using their networks to originate and/or terminate our subscribers' calls. For long distance traffic originating and/or terminating in the New York metropolitan area (comprising the bulk of the Company's traffic), these costs are estimated to be reduced by up to 50%. The Company expects that downward price pressure on its retail services will continue to keep pace with its aggregate wholesale price reductions, however, and therefore does not expect that significant increases will be realized on gross profit margins for this traffic in the future.

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

As more fully described in Note 3 earlier, on March 29, 2000 the Company merged with Empire One Telecommunications Inc. ("EOT"). The Company exchanged 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share.

The Company incurred a net loss of $1,328,320 in the third quarter of this year, a 21% decrease from the net loss of $1,677,999 incurred in the second quarter of 2000. Compared to the third quarter 1999 net loss of $417,193 (which excluded EOT operations), we experienced a 218% increase.

LIQUIDITY

At September 30, 2000 we had cash of $43,462, and negative working capital of

$2,422,183. During the first quarter of 2000, the Company closed a $2.5 million offering which commenced in the fourth quarter of 1999. In the second quarter of 2000, the Company sold $300,000 in subordinated 8% convertible debentures. In the third quarter of 2000, the Company closed its latest private placement and realized $1,147,090 in net proceeds. Additionally, the Company is currently negotiating to obtain a credit facility or other financing. Assuming the Company is successful in obtaining the additional financing, and combined with expected growth in operating revenues, management believes this will be sufficient to allow us to conduct our operations for the foreseeable future, however there is no assurance the Company will be successful in obtaining the financing, or that growth in operating revenues will continue at a rate sufficient to fund operations adequately.

In January 2000, we received net proceeds of $1,744,000 on a total raise of $1,935,068, representing the final traunche of a $2.5 million offering at $1.35 per share begun in the fourth quarter of 1999.

As more fully described in Note 2 earlier, in June 2000, we sold $300,000 in subordinated 8% convertible debentures. Each $10.00 principal amount of debenture included one share of Company common stock. Each debenture, principal and accrued interest, is convertible, at the holder's option, into one share of the Company's common stock at the exercise price. If the holder elects not to convert, the Company is obligated to redeem the debenture plus accrued interest at the rate of 8% per annum upon the next, subsequent placement of the Company's common stock resulting in proceeds of at least $500,000. At September 30, 2000, the latest private equity placement closed. As of November 13, 2000, approximately 2/3 of the debenture holders have elected to convert their notes, and 874,944 common shares were issued on that date.

In September 2000, the Company completed its latest offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. The offering was for 5,000,000 units, with each unit consisting of two shares of the Company's common stock and one common stock purchase warrant, with an exercise price of $.60. The purchase price per Unit was $.60. The offering was completed in various installments between July 1 and September 30, 2000, and the total net proceeds received were $1,147,090. In connection with this offering, common stock shares of 4,212,993 have been recorded as common stock to be issued as of September 30, 2000, and have been subsequently issued in November 2000.

In May 1999, we filed a Form 10-SB with the Securities and Exchange Commission to register our common stock under the Securities Exchange Act of 1934, as amended. The Form 10-SB became effective in July 1999 and our stock began trading publicly on the NASDAQ over the counter bulletin board in August 1999.

During the nine months ended September 30, 2000, we have not acquired any significant additional equipment either through direct purchase or under lease. As noted in the discussions above, the Company's plans call for significant expansion of its network into the "last mile." As a result, Management expects that it will undertake additional equipment deployment commencing in the first half of 2001.

As noted above, the continued acquisition of subscribers and opportunistic expansion of our network, particularly in the "last mile," requires substantial investment of equipment, marketing exposure and personnel. We expect that we will have to continue to raise funds in both the private and public markets to have enough cash to pay for this expected expansion and to continue our operations. We believe that our ability to raise money in the public sector will enhance these efforts, although there can be no assurance that this will be the case or that any public offering of our securities will be made.

The Company currently has insufficient funds available for operations and will be required to seek additional funds even though it has been successful in completing the financings discussed in Item 2. As a result, the Company is seeking to obtain a credit facility or other financing arrangements, and is currently in negotiations with a prospective lender. Management believes it will be successful in obtaining the credit facility, although there can be no assurance that it will do so. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

Part II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES


As reported previously, in June 2000, the Company sold (and received proceeds of) $300,000 in subordinated 8% convertible debentures. Each convertible debenture holder also received one share of common stock for each dollar in principal amount of debentures purchased. The 300,000 shares of common stock have been recorded as common stock to be issued at September 30, 2000, and were subsequently issued in November 2000. The convertible debentures mature at the earlier of one year from the issue date or upon the completion of an equity financing of $500,000 or more.

If the convertible debenture holder elects not to convert upon the completion of an equity financing of $500,000 or more, the Company is obligated to repay the debenture plus accrued interest at the rate of 8% per annum. If converted at the time of completion of an equity financing of $500,000 or more, the convertible debenture holder is entitled to convert the outstanding principal and interest into common shares at the price of the common stock sold in such equity financing. If converted at the time of maturity, the convertible debenture holder is entitled to convert the outstanding principal and interest into common shares based on a per share price of $1.35.

Because, as reported below, a private equity placement was closed at September 30, 2000 in an amount in excess of $500,000, convertible debenture holders became eligible to convert their debentures into common shares at a conversion price equal to the price per share sold in the equity financing. As of November 13, 2000, approximately 2/3 of the convertible debenture holders have elected to convert their debentures, and 874,944 common shares were issued on that date at a conversion price of $.24 per share.

The convertible debentures and shares of common stock were offered only to corporate and individual accredited investors and one director of the Company. The Company relied upon representations and certifications as to accredited investor status made by the investors in connection with the convertible debentures purchased by them, and relied upon Section 4(2) of the Securities Act and on Rule 506 of Regulation D promulgated under the Securities Act to provide an exemption from the registration requirements of the Securities Act for the offering and sale of the convertible debentures and shares. No commissions or other fees were paid in connection with the offer and sale of the convertible debentures, the shares of common stock issued together with the convertible debentures, or the shares of common stock underlying the convertible debentures.

In June 2000, the Company cancelled an existing stock option agreement to purchase 100,000 shares of common stock at an exercise price of $1.50 per share, and issued warrants to an officer pursuant to an agreement with the officer. The warrants entitle the holder to purchase 100,000 common shares with an exercise price of $1.91, vested immediately upon issuance, and have a 5 year term from issue date. The Company relied upon Section 4(2) of the Securities Act and on Rule 701 promulgated under the Securities Act to provide an exemption from the registration requirements of the Securities Act for the issuance of the warrants. The Company received no proceeds from this transaction.

In September 2000, the Company completed a $3,000,000 equity offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. The offering was for 5,000,000 units, with each unit consisting of two shares of the Company's common stock and one common stock purchase warrant, with an exercise price of $.60. The purchase price per Unit was $.60. The offering was completed in various installments between July 1 and September 30, 2000, and the total gross proceeds received were $1,263,898. After legal and investment banking fees paid of $116,808, net proceeds were $1,147,090. Additionally, warrants to purchase 116,000 shares of common stock were issued to Quadrant Management Inc., and warrants to purchase 10,000 shares were issued to GV Capital Corp., as consideration for placement fees. In connection with this offering, 4,212,993 shares of common stock have been recorded as common stock to be issued as of September 30, 2000, which were subsequently issued in November 2000.

The units were offered only to corporate and individual accredited investors. The Company relied upon representations and certifications as to accredited investor status made by the investors in connection with the units purchased by them, and relied upon Section 4(2) of the Securities Act and on Rule 506 of Regulation D promulgated under the Securities Act to provide an exemption from the registration requirements of the Securities Act for the offering and sale of the units.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No. Description


4.1 Form of Subscription Agreement for the purchase of equity units of the Company, each equity unit consisting of two shares of common stock and one common stock purchase warrant (the "Unit Placement").

4.2         Form of Warrant issued in Unit Placement.

27          Financial Data Schedule

(b) Reports on Form 8-K

    (i) Report on Form 8-K filed July 17, 2000, reporting resignations of certain board members and officers and certain other personnel changes.

    (ii) Report on Form 8-K filed August 25, 2000 reporting the dismissal of Lazar, Levine & Felix LLP ("Lazar, Levine"), as amended by Form 8-K/A filed August 31, 2000 providing a letter from Lazar, Levine stating that Lazar, Levine agreed with the statements contained in
            Item 4 of the Form 8-K filed August 25, 2000.

    (iii) Report on Form 8-K filed September 19, 2000 reporting that the Company had engaged M.R. Weiser & Co. LLP as its independent certifying accountant.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Sonus Communication Holdings, Inc.
(Registrant)
DATE: November 20, 2000

BY: /s/ John K. Friedman
    John K. Friedman, President and Chief Operating Officer, on behalf of Registrant

    /s/  Frank C. Szabo
    Frank C. Szabo, Executive Vice President and Chief Financial Officer


                                  EXHIBIT INDEX

Exhibit No. Description

4.1 Form of Subscription Agreement for the purchase of equity units of the Company, each equity unit consisting of two shares of common stock and one common stock purchase warrant (the "Unit Placement").

4.2         Form of Warrant issued in Unit Placement.

27          Financial Data Schedule