Form 10QSB/A
period 2000-03-31
SONUS COMMUNICATION HOLDINGS INC
filed 2000-12-22
CIK 791219

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                FORM 10-QSB/A

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

              Sonus Communication Holdings Inc. and Subsidiaries

The undersigned registrant hereby amends its quarterly report on form 10-QSB for the quarter ending March 31, 2000, as set forth in the pages attached hereto (see notes to financial statements).


                              Table of Contents
                                                                        PAGE(s)


PART I.   Financial Information:

ITEM 1.   Financial Statements

          Condensed Balance Sheets - March 31, 2000 (Unaudited)
          and December 31, 1999                                             3.

          Condensed Statements of Operations (Unaudited) -
          Three Months Ended March 31, 2000 and 1999                        4.

          Condensed Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2000 and 1999                        6.

          Notes to Interim Condensed Financial Statements (Unaudited)       7.

ITEM 2.   Management's Discussion and Analysis of Financial Condition       9.


PART II.  Other Information                                                12.

SIGNATURES                                                                 13.

EXHIBITS                                                                   14.

                        Part I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (As restated,
                                                                   see Note 1b)

                                                                    March 31,        December 31,
                                    ASSETS                             2000              1999
                                                                  -------------     -------------
                                                                    (unaudited)         (audited)
CURRENT ASSETS:
      Cash and cash equivalents                                       $692,304          $234,688
      Accounts receivable, net                                         731,144            31,936
      Installment sales receivable, net of unearned
        profit of $105,286 at 3/31/00 and $106,134 at 12/31/99,
        respectively                                                   185,936           187,430
      Loan receivable                                                      --            150,000
      Prepaid expenses                                                 323,579           166,572
                                                                  ------------      ------------
TOTAL CURRENT ASSETS                                                 1,932,963           770,626

PROPERTY AND EQUIPMENT, net                                          1,140,873           721,905

GOODWILL, NET                                                        8,068,485              -

OTHER ASSETS                                                           225,839            62,062
                                                                  ------------      ------------
TOTAL ASSETS                                                       $11,368,160        $1,554,593
                                                                  ------------      ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $1,562,363          $382,045
      Vendor equipment payable                                              -            364,666
      Lease obligation and note payable, current portion               350,979            87,399
      Due to shareholders                                               71,000           113,000
      Accrued expenses                                                 476,723            42,510
                                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                                            2,461,065           989,620
      Long-term debt, net of current portion                           940,390           109,550
      Other noncurrent liabilities                                      43,000            43,000
                                                                  ------------      ------------
TOTAL LIABILITIES                                                    3,444,455         1,142,170
                                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, $.0001 par value                                       710               460
      Additional paid-in capital                                    10,906,189         2,476,488
      Subscriptions received                                                 -           135,000
      Accumulated deficit                                           (2,983,194)       (2,199,525)
                                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                           7,923,705           412,423
                                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $11,368,160        $1,554,593
                                                                  ============      ============

           See notes to condensed consolidated financial statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)



                                                 Quarter Ended March 31,
                                                 -----------------------
                                              (As restated,
                                               see Note 1b)

                                                    2000            1999
                                                    ----            ----
OPERATING INCOME:
   Telecommunication services                  $   167,817      $   242,438
                                               -----------      -----------

OPERATING EXPENSES
   Direct expenses                                 372,394          383,766
   General and Administrative                      581,542          113,133
   Merger related costs                                 -           172,491
                                               -----------      -----------
                                                   953,936          669,390

LOSS FROM OPERATIONS                              (786,119)        (426,952)

OTHER INCOME
   Interest income, net                              2,450              461
                                               -----------      -----------
LOSS BEFORE INCOME TAXES                          (783,669)        (426,491)

   Provision for income taxes                       -                  -
                                               -----------      -----------
NET LOSS                                       $  (783,669)     $  (426,491)
                                               ===========      ===========

Basic and diluted loss per common share        $     (0.13)     $     (0.12)
                                               ===========      ===========
Shares used in per share calculation             5,970,963        3,584,980
                                               ===========      ===========


           See notes to condensed consolidated financial statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (As restated, see Note 1b)
                                 (Unaudited)



                                          Common Stock
                                       -------------------   Paid-in    Subscription  Accumulated
                                        Shares      Amount   Capital      Received      Deficit        Total
                                       --------     ------ ------------ ------------    -------        -----
Balance, December 31, 1999             4,598,850    $  460  $ 2,476,488   $ 135,000   $(2,199,525)  $  412,423
Sale of common shares                  1,433,364       143    1,782,429    (135,000)                 1,647,572
Shares issued for acquisition of
 Empire One Telecommunications, Inc.   1,065,857       107    3,197,464                              3,197,571
Warrants issued in connection with
 Acquisition of Empire One
 Tellecommunications, Inc.                                    3,407,808                              3,407,808
Waiver of compensation payable                                   42,000                                 42,000
Net loss                                     -           -          -           -        (783,669)    (783,669)
                                       ---------    ------  -----------   ---------   -----------   ----------
Balance March 31, 2000                 7,098,071    $  710  $10,906,189   $     -     $(2,983,194)  $7,923,705
                                       =========    ======  ===========   =========   ===========   ==========


           See notes to condensed consolidated financial statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)



                                                                               Quarter ended March 31,
                                                                               -----------------------
                                                                         (As restated,
                                                                          see Note 1b)

                                                                              2000            1999
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                             $(783,669)      $ (426,491)
      Adjustments to reconcile net loss to net cash (used in)
           operating activities:
           Depreciation                                                       49,326           16,537
           Common shares issued for services rendered                            -             90,000
           Time contributed in lieu of salary                                 42,000              -
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                        (37,144)          19,865
           Decrease in installment sales receivable                            1,494            3,301
           (Increase) in prepaid expenses                                    (76,121)          (7,366)
           Increase in accounts payable                                       25,215           34,922
           (Decrease) in vendor equipment payable                                -            (34,627)
           Increase in accrued expenses                                        9,062           37,878
                                                                          -----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                       (769,837)        (265,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (16,913)        (323,930)
      Investment in purchased business, net of cash acquired                (334,298)            -
      Deposits for equipment and circuits                                       -             (33,062)
                                                                           ----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (351,211)        (356,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                              1,647,572          626,634
      Repurchase of founder shares                                           (42,000)            -
      Payment of lease obligation for network equipment                      (26,908)            -
                                                                          -----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,578,664          626,634

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    457,616            3,661

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                       234,688            1,002
                                                                          ----------       ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                          $  692,304       $    4,663
                                                                          ==========       ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

         Common stock issued to acquire Empire One                        $3,197,571             -
                                                                          ----------       ----------
         Warrants issued to employees and non-employees
           In connection with acquisition of Empire One                    3,407,808             -
                                                                          ----------       ----------
OTHER INFORMATION:
         Cash payments for interest                                             -                -
                                                                          ----------       ----------


           See notes to condensed consolidated financial statements

                      SONUS COMMUNICATION HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             For the Three Months
                        Ended March 31, 2000 and 1999
                                 (Unaudited)

1a.  BASIS OF PRESENTATION

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

1b.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements as of and for the quarter ended March 31, 2000, the Company's management determined that certain adjustments were necessary to more fairly present the balance sheet and income statement. The adjustments involve recognition of additional purchase price consideration in connection with the acquisition of Empire One Telecommunications Inc. As a result, the financial statements as of and for the quarter ended March 31, 2000 have been restated from amounts previously recognized. The adjustments involve increases to goodwill, accrued expenses and additional paid-in capital of $3,554,427, $146,419, and $3,407,808 respectively. A summary of significant effects of the restatements follows:

  CONDENSED CONSOLIDATED BALANCE SHEET AT MARCH 31, 2000

                                     Previously reported     As restated
                                     -------------------     ------------
Goodwill, net                           $4,514,058            $8,068,485
Total assets                             7,813,733            11,368,160
Accrued expenses                           330,104               476,723
Total liabilities                        3,297,836             3,444,455
Additional paid-in capital               7,498,381            10,906,189
Total liabilities and stockholders'
   Equity                                7,813,733            11,368,160

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

On March 29, 2000, the Company merged with EOT. The Company exchanged 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share. The acquisition was accounted for as a purchase. The operations of EOT are included with those of the Company prospectively, effective April 1, 2000. The value of consideration from the shares exchanged was $3,197,571. Additional costs of the merger included legal and investment banking fees paid of $122,174, warrants issued (in the money) to EOT founders with a fair value of $1,863,810, and warrants issued to investment bankers with a fair value of $1,543,998. The adjusted book value of EOT at merger, which approximated fair value, was $(1,228,210). As a result, the Company recorded $7,955,763 in goodwill related to the merger, which is being amortized over 15 years. The proforma results of operations for the three and nine month periods ended September 30, 2000 and 1999, respectively, are shown below. These statements do not purport to represent what the actual results of operations would have been for the Company had the merger been consummated at the beginning of the earliest period presented, is not indicative of actual results and does not purport to represent what the results of operations of the combined entity may be in the future.



                                    QUARTER ENDED MARCH 31, 2000
                                            (Unaudited)

                                        Historical
                               ----------------------------
                                  Sonus             EOT        Adjustments     Combined
                               -----------      -----------    -----------   -----------
Revenues                       $   167,817      $ 1,219,705    $        -    $ 1,387,522
                               -----------      -----------    -----------   -----------

Operating expenses:
Direct expenses                    372,394          946,389                    1,318,783
General & administrative           581,542          770,364                    1,351,906
Goodwill amortization                   -                -         132,596       132,596
                               -----------      -----------    -----------   -----------

                                   953,936        1,716,753        132,596     2,803,285
                               -----------      -----------    -----------   -----------

Loss from operations              (786,119)        (497,048)      (132,596)   (1,415,763)

Other income (expenses)              2,450          (27,475)            -        (25,025)
                               -----------      -----------    -----------   -----------

Net loss                       $  (783,669)     $  (524,523)   $  (132,596)  $(1,440,788)
                               ===========      ===========    ===========   ===========
Net loss per share             $      (.13)         n/a              -       $      (.21)
                               ===========      ===========    ===========   ===========

                                 QUARTER ENDED MARCH 31, 1999
                                         (Unaudited)

                                           Historical
                                  ----------------------------
                                     Sonus             EOT          Adjustments        Combined
                                  -----------      -----------      -----------      -----------
Revenues                          $   242,438      $ 1,195,832      $        -       $ 1,438,270
                                  -----------      -----------      -----------      -----------

Operating expenses:
Direct expenses                       383,766          645,155                         1,028,921
General & administrative              113,133          519,260                           632,393
Goodwill amortization                      -                -           132,596          132,596
                                  -----------      -----------      -----------      -----------

                                      496,899        1,164,415          132,596        1,793,910
                                  -----------      -----------      -----------      -----------

Income (loss) from operations        (254,461)          31,417         (132,596)        (355,640)

Other income (expenses)              (172,030)         (10,573)              -          (182,603)
                                  -----------      -----------      -----------      -----------

Net income (loss)                 $  (426,491)     $    20,844      $  (132,596)     $  (538,243)
                                  ===========      ===========      ===========      ===========
Net loss per share                $      (.12)           n/a        $        -       $      (.12)
                                  ===========      ===========      ===========      ===========


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

Subsequent to the issuance of the Company's financial statements as of and for the quarter ended March 31, 2000, the Company's management determined that certain adjustments were necessary to more fairly present the balance sheets and income statement. The adjustments involve recognition of additional purchase price consideration in connection with the acquisition of Empire One Telecommunications Inc. As a result, the financial statements as of and for the quarter ended March 31, 2000 have been restated from amounts previously recognized. The adjustments involve increases to goodwill, accrued expenses and additional paid-in capital of $3,554,427, $146,419, and $3,407,808 respectively (see Note 1b to financial statements).

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

General and Administrative expenses were $581,000 for the first quarter of 2000 compared to $113,000 for the first quarter of 1999. The Company began adding additional personnel during the first quarter of 1999 in order to expand the Company's network and to support the administrative needs of being a public company. At the end of the first quarter of 1999, there were five employees. For the first quarter of 2000, there were 10 employees. The increase in salary expense accounts for $121,000 of the increase in expenses. During the third quarter of 1999, the Company hired an investor relations firm and also agreed to pay its investment banker a monthly fee as part of its fee for the services being performed. These two items together account for an additional $104,000 of the increase. Legal and accounting fees were $112,000 higher in the 2000 first quarter as compared to 1999 first quarter as a result of work associated with the preparation of a registration statement relating to common shares originally issued during 1999 and the acquisition of Empire One Telecommunications, Inc. and for the fees associated with the annual audit. Additionally, there was an increase in travel and office expenses that accounts for the remaining difference.

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

At the end of March 2000, the Company had received all approvals, including regulatory and shareholder approvals, necessary to complete the acquisition of Empire One Telecommunications. The purchase price of $3,197,451 was paid by issuing 1,065,817 shares of the Company's common stock valued at $3.00 per share. The acquisition was recorded using the purchase method of accounting and as a result, the Company recorded the difference between the net assets of EOT and the purchase price as goodwill. This is expected to be amortized over 15 years resulting in an annual non-cash amortization of $530,000.

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

As part of the transaction, the three founders of EOT each received Common Stock Purchase Warrants to purchase 150,000 shares of the Company's common stock. The warrants are exercisable at $3.00 per share and vest over three years.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         Exhibit No.       Description
         -----------       -----------
         2.1               Agreement and Plan of Merger by and among the
                           Company, Empire One Telecommunications, Inc. and
                           EOT Acquisition Corporation dated November 27,
                           1999, previously filed as Exhibit 2.3 to the
                           registration statement on Form SB-2 filed on
                           December 7, 1999, as amended by Amendment No. 1
                           filed on March 22, 2000, incorporated herein by
                           reference.
         3.1               Certificate of Merger of Empire One
                           Telecommunications into EOT Acquisition Corporation
                           filed with the Secretary of State of the State of
                           Delaware on March 29, 2000.
         3.2               Certificate of Merger of Empire One
                           Telecommunications, Inc. with and into EOT
                           Acquisition Corporation filed with the Department
                           of State of the State of New York on March 29,
                           2000.
         4.1               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 5, 2000.
         4.2               Placement Agent Warrants issued to Hudson Allen &
                           Co. dated January 5, 2000.
         4.3               Placement Agent Warrants issued to L. Flomenhaft &
                           Co., Inc. dated January 27, 2000.
         4.4               Warrants issued to Ferris Baker Watts, Inc. dated
                           March 29, 2000.
         4.5               Registration Rights Agreement between the Company
                           and certain shareholders of Empire One
                           Telecommunications, Inc..
         10.1              Collateral Note made as of March 29, 2000 by the
                           Company in favor of Citizens Telecommunications
                           Company.
         10.2              Security Agreement dated March 29, 2000 among the
                           Company, Empire One Telecommunications, Inc. and
                           Citizens Telecommunications Company.
         10.3              Consent and Release Agreement dated March 29, 2000
                           among the Company, EOT Acquisition Corporation,
                           Empire One Telecommunications, Inc., Citizens
                           Telecommunications Company, W. Todd Coffin and John
                           K. Friedman.
         15                Auditors Letter.
         27                Financial Data Schedule

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


                                 SONUS COMMUNICATION HOLDINGS, INC
                                 ---------------------------------
                                            (Registrant)

DATE:  December 22, 2000        BY: /s/ John K.Friedman
                                    ------------------------------
                                John K. Friedman, President and
                                Chief Operating Officer





DATE:  December 22, 2000         BY: /s/ Frank C. Szabo
                                     -----------------------------
                                Frank C. Szabo
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