Form 10QSB/A
period 2000-06-30
SONUS COMMUNICATION HOLDINGS INC
filed 2000-12-22
CIK 791219

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

The undersigned registrant hereby amends its quarterly report on form 10-QSB for the quarter ending June 30, 2000, as set forth in the pages attached hereto (see notes to financial statements).

                              Table of Contents



                                                                         PAGE(s)
                                                                         -------
PART I.   Financial Information:

ITEM 1.   Financial Statements

          Condensed Balance Sheets - June 30, 2000 (Unaudited)
          and December 31, 1999                                             3.

          Condensed Statements of Operations (Unaudited) -
          Three and Six Months Ended June 30, 2000 and 1999                 4.

          Condensed Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2000 and 1999                           5.

          Notes to Interim Condensed Financial Statements (Unaudited)       6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition       9.


PART II.  Other Information                                                16.


SIGNATURES                                                                 17.


EXHIBITS: Exhibit 4 - Form of Convertible Debenture                        18.
          Exhibit 27 - Financial Data Schedule

PART I.    FINANCIAL INFORMATION:

ITEM I.    FINANCIAL STATEMENTS:

              SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                    (As restated
                                                                    see Note 1b)
                                                                      JUNE 30,     December 31,
                                                                        2000           1999
                                                                    -----------    ------------
                                                                    (unaudited)     (audited)
CURRENT ASSETS:
     Cash and cash equivalents                                       $    90,017     $  234,688
     Accounts receivable, net                                          1,147,393         31,936
     Installment sales receivable, net of unearned
      profit of $105,286 in 2000 and 1999, respectively                  185,495        187,430
     Loan receivable                                                     -              150,000
     Prepaid expenses                                                     61,366        166,572
                                                                     -----------     ----------
TOTAL CURRENT ASSETS                                                   1,484,271        770,626

PROPERTY AND EQUIPMENT, NET                                            1,120,969        721,905

GOODWILL, NET                                                          7,823,167           -

OTHER ASSETS                                                             524,307         62,062
                                                                     -----------     ----------
TOTAL ASSETS                                                         $10,952,714     $1,554,593
                                                                     ===========     ==========

                   - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                                $ 2,948,954     $  382,045
     Vendor equipment payable                                             -             364,666
     Convertible debentures, net of discount                              36,496           -
     Long-term debt, current portion                                     238,388         87,399
     Due to shareholders                                                  57,000        113,000
     Accrued expenses                                                    157,793         42,510
                                                                     -----------     ----------
TOTAL CURRENT LIABILITIES                                              3,438,631        989,620

LONG-TERM LIABILITIES:
     Long-term debt, net of current portion                              947,873        109,550
     Other noncurrent liabilities                                         43,000         43,000
                                                                     -----------     ----------
TOTAL LIABILITIES                                                      4,429,504      1,142,170
                                                                     -----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;100,000,000 shares
     authorized; 7,098,071 and 4,598,850 shares issued and
       outstanding in 2000 and 1999, respectively                            710            460
     Common stock to be issued, $.0001 par value; 300,000
       Shares pending issuance                                                30          -
     Additional paid-in capital                                       11,183,663      2,476,488
     Subscriptions receivable                                            -              135,000
     Accumulated deficit                                              (4,661,193)    (2,199,525)
                                                                     -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                             6,523,210        412,423
                                                                     -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $10,952,714     $1,554,593
                                                                     ===========     ==========

          See notes to condensed consolidated financial statements.

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                            Three Months ended            Six Months Ended
                                                 June 30,                     June 30,
                                         ------------------------    --------------------------
                                         (As restated                (As restated
                                          see Note 1b)                see Note 1b)

                                              2000          1999         2000            1999
                                           ----------    ---------    ----------      ---------
OPERATING INCOME:
   Telecommunication services              $ 2,250,009   $  386,934   $ 2,417,826     $  629,372
                                           -----------   ----------    ----------     ----------

OPERATING EXPENSES:
   Direct expenses                           2,078,915      374,761     2,451,309        758,527
   General & Administrative                  1,658,357      339,133     2,239,900        452,266
   Goodwill amortization                       132,596          -         132,596            -
   Merger related costs                            -         81,554         -            254,045
                                           -----------   ----------    ----------      ---------
                                             3,869,868      795,448     4,823,805      1,464,838
                                           -----------   ----------    ----------      ---------
LOSS FROM OPERATIONS                        (1,619,859)    (408,514)   (2,405,979)      (835,466)
                                           -----------   ----------    ----------      ---------
OTHER INCOME (EXPENSE):
   Interest income (expense)                   (57,015)       1,130       (54,565)         1,591
   Other expense                                (1,125)         -          (1,125)          -
                                           -----------   ----------    -----------     ---------
                                               (58,140)       1,130       (55,690)         1,591
                                           -----------   ----------    -----------     ---------
LOSS BEFORE INCOME TAXES                    (1,677,999)    (407,384)   (2,461,669)      (833,875)
   Provision for income taxes                     -            -              -             -
                                           -----------   ----------    -----------     ---------
NET LOSS                                   $(1,677,999)  $ (407,384)  $(2,461,669)     $(833,875)
                                           ===========   ==========    ===========     =========

LOSS PER SHARE:
Basic and diluted                          $      (.23)  $     (.11)   $      (.38)    $    (.22)
                                           ===========   ==========    ===========     =========
WEIGHTED AVERAGE SHARES                      7,248,071    3,584,980      6,547,662     3,854,478
                                           ===========   ==========    ===========     =========


          See notes to condensed consolidated financial statements.

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                  (As restated
                                                                  see Note 1b)
                                                                      2000                1999
                                                                   -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                         $(2,461,669)       $  (833,875)
  Adjustments to reconcile net loss to net cash (used in)
    operating activities:
     Depreciation and amortization                                     257,229             42,907
     Provision for uncollectible accounts receivable                    54,671             35,772
     Common shares issued for services rendered                            -              127,500
     Time contributed in lieu of salary                                 56,000                -
  Changes in assets and liabilities:
     (Increase) in accounts receivable                                (487,228)           (17,814)
     Decrease in installment sales receivable                            1,935             11,657
     Decrease (increase) in prepaid expenses                           134,302            (61,116)
     Increase in accounts payable                                      728,690             14,647
     Increase in vendor equipment payable                                  -                8,394
     (Decrease) increase in accrued expenses                          (174,476)            35,746
                                                                   -----------        -----------
  NET CASH (USED) IN OPERATING ACTIVITIES                           (1,890,546)          (636,182)
                                                                   -----------        -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                             (26,534)          (346,799)
     Investment in purchased business, net of cash acquired            (50,096)             -
     Deposits for equipment and circuits                              (313,296)          (135,840)
                                                                   -----------        -----------
  NET CASH (USED) IN INVESTING ACTIVITIES                             (389,926)          (482,639)
                                                                   -----------        -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Private placement of common shares, net                         1,647,572            626,634
     Repurchase of founder shares                                      (56,000)           (28,000)
     Payment of lease obligation for network equipment                 244,229               -
     Issuance of convertible debentures                                300,000            575,000
                                                                   -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,135,801          1,173,634
                                                                   -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             (144,671)            54,813

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                 234,688              1,002
                                                                   -----------        -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                   $    90,017        $    55,815
                                                                   ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     Common stock issued to acquire Empire One                     $ 3,197,571               -
                                                                   -----------        -----------
     Warrants issued to employees and non employees in
       Connection with Empire One acquisition                      $ 3,407,808               -
                                                                   -----------        -----------
     Common stock issued with convertible debentures               $   188,393               -
                                                                   -----------        -----------
     Beneficial conversion discount recorded                       $    75,111               -
                                                                   -----------        -----------

OTHER INFORMATION:
     Cash payments for interest                                    $    78,765        $        71
                                                                   -----------        -----------

See notes to condensed consolidated financial statements.

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 a. - BASIS OF PRESENTATION:

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

     1 b. - RESTATEMENT

         Subsequent to the issuance of the Company's financial statements as of and for the quarter ended June 30, 2000, the Company's management determined that certain adjustments were necessary to more fairly present the balance sheet and income statement. The adjustments involve recognition of additional purchase price consideration in connection with the acquisition of Empire One Telecommunications Inc. of $3,554,427 (also reflected in restated financial statements of March 31, 2000), debt discounts of $263,504 recognized from allocation of fair value in connection with convertible debt issued with common stock and a beneficial conversion feature embedded in convertible debt issued, and other balance sheet adjustments. As a result, the financial statements as of and for the quarter and six months ended June 30, 2000 have been restated from amounts previously reported. The adjustments involving debt discounts will impact the income statement in the third quarter. Other balance sheet adjustments for the second quarter reduced net loss for the second quarter by $146,619. As a result of the increase in goodwill of $3,554,427, net loss for the Second quarter was increased by $57,362 due to increased goodwill amortization. A summary of significant effects of the restatements follows:

CONDENSED CONSOLIDATED BALANCE SHEET AT JUNE 30, 2000

                                    Previously reported     As restated
                                    -------------------    -------------
Property and Equipment, net              $ 1,148,670        $ 1,120,969
Goodwill, net                            $ 4,438,824        $ 7,823,167
Total assets                               7,596,072         10,952,714
Accounts Payable                           2,976,655          2,948,954
Convertible debt, net of discount            300,000             36,496
Due to shareholders                           71,000             57,000
Total liabilities                          4,734,709          4,429,504
Common stock issued                              740                710
Common stock to be issued                         -                  30
Additional paid-in capital                 7,611,073         11,183,663
Accumulated deficit                       (4,750,450)        (4,661,193)
Total liabilities and stockholders'
   Equity                                  7,596,072         10,952,714


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS, THREE AND SIX MONTHS ENDED JUNE 30, 2000

                      Second quarter June 30, 2000     Six months ended June 30, 2000
                        Previously                      Previously
                         reported       As restated      reported       As restated
                      -------------     ------------   ------------     ------------
Gen'l and admin.
  Expenses             $1,820,138        $1,658,357     $2,409,681       $2,239,900
Goodwill amort.            75,234           132,596         75,234          132,596
Interest (expense)        (41,853)          (57,015)       (31,043)         (54,565)
Net loss               (1,767,256)       (1,677,999)    (2,550,925)      (2,461,669)
Net loss per share          ($.24)            ($.23)         ($.39)           ($.38)


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

                                                         PROFORMA                  Proforma
                                                    THREE MONTHS ENDED         Six Months Ended
                                                         JUNE 30,                  June 30,
                                                 -----------------------    ------------------------
                                                   2000          1999          2000          1999
                                                 ----------   ----------    ----------    ----------
Revenues                                         $2,250,009   $1,578,065    $3,644,038    $3,644,035

Direct expenses                                   2,078,915      951,264     3,428,841     1,980 185

Selling, general and administrative expenses      1,658,357    1,086,272     3,097,602     1,887,472

Goodwill amortization                               132,596      132,596       265,192       265,192

Net loss                                         (1,677,999)    (612,609)   (3,190,172)   (1,147,168)

Net loss per share                                    $(.23)      $(.13)         $(.45)        $(.23)

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

Since initiating service offerings, we have incurred net operating losses and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts as well as the deployment of our "last mile" network. As of June 30, 2000, we have accumulated net losses of approximately $4,661,000.

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

RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements as of and for the quarter ended June 30, 2000, the Company's management determined that certain adjustments were necessary to more fairly present the balance sheet and income statement. The adjustments involve recognition of additional purchase price consideration in connection with the acquisition of Empire One Telecommunications Inc. As a result, the financial statements as of and for the quarters ended March 31, 2000 and June 30, 2000 have been restated from amounts previously recognized. The adjustments primarily involve increases to goodwill, decreases to convertible debt and increases to paid-in capital, with related impact to net loss as a result of increased goodwill amortization and other adjustments (see Note 1b to financial statements).

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

Sales, general and administrative costs for the second quarter of 2000 totaled $1,658,357. This represents a 16% increase over the $1,431,453 expense for thefirst quarter of 2000[3]. For the six months ending June 30, 2000, total expenses in this category were $2,239,900 up 10% from the same period in the prior year ($2,037,940). The majority of this increase was comprised of marketing/sales expenses and employee compensation expenses. Additional expenses were incurred until consolidation of offices and tasks were accomplished following the EOT acquisition. While several obligations remain, Management, at the Board of Director's instruction, has closed the Company's Arlington, Virginia office and transferred all duties to New York City-based employees. In addition, we no longer employ any personnel at our Virginia office. We are currently in severance discussions with two former corporate officers and contract employees of the Company's wholesale subsidiary.

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

As a result of the Company's expanding operations, we had a net loss of $1,677,999 in the second quarter of this year, an 114% increase from the net loss of $783,669 incurred in the first quarter of 2000. Compared to the second quarter 1999 net loss of $407,384, we experienced a 312% increase.

LIQUIDITY

At June 30, 2000 we had cash of $90,017, and negative working capital of $1,954,360. During the first quarter of 2000, we closed a $2.5 million offering begun in the fourth quarter of 1999. In the second quarter of 2000, the Company sold $300,000 in subordinated 8% convertible debentures. In addition, as of the date of this 10-QSB, we are in the process of closing a further placement of up to $3,000,000 of units, each unit consisting of two shares of common stock and one common stock purchase warrant. We expect to complete the offering by the end of September, 2000. Assuming the $3,000,000 offering is fully subscribed and paid for, Management believes the proceeds of this funding, combined with operating revenues, will be sufficient to allow us to conduct our operations during the remainder of the fiscal year ending December 31, 2000.

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

Even though we have been successful in completing the financings noted above, prior to the financing completed in January 2000, we had negative working capital of $219,000 at December 31, 1999 with positive shareholder equity of $412,000. After giving effect to the financings described above, we had negative working capital of $2,259,565. As a result, we have undertaken another round of funding (the "Current Round") seeking to provide net proceeds to the Company of

$2.7 million after investment banking, legal and accounting fees. The offering in the Current Round is for 5,000,000 units consisting of 2 shares of the Company's common stock plus a warrant for one share of the Company's common stock with a strike price of $0.60. Each unit is priced at $0.60. The Company has already received approximately $1 million in proceeds from the Current Round. Additional commitments have been received for the remaining $2 million and Management expects to close the remaining funding in the Current Round by the end of September, 2000, though there can be no assurance that it will do so.

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

(Registrant)
DATE: December 22, 2000

BY: /s/ John K. Friedman
    John K. Friedman, President and Chief Operating Officer

BY: /s/  Frank C. Szabo
    Frank C. Szabo, Chief Financial Officer



                                EXHIBIT INDEX

Exhibit No. Description

4           Form of Convertible Debenture

27          Financial Data Schedule