Form 10KSB
period 2000-12-31
SONUS COMMUNICATION HOLDINGS INC
filed 2001-04-30
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

        Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           Commission File No. 0-30124


                       SONUS COMMUNICATION HOLDINGS, INC.
                             A Delaware corporation
                   IRS Employer Identification No. 54-1939577
                        55 John Street, New York NY 10038
                           Telephone - (212) 285- 4300


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class:
                         Common Stock, $.0001 par value


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


Issuer's revenues for its most recent fiscal year were $7,198,881.


As of April 12, 2001 the aggregate market value of the Company's voting Common Stock held by non-affiliates of the Company was approximately $120,923 (based on a closing price of $.01 per share on that date).


As of April 12, 2001 there were 12,092,285 shares of the Registrant's Common Stock, $.0001 par value outstanding.

                                TABLE OF CONTENTS

Part I

Item  1.  Description of Business................................................ 3

Item  2.  Property...............................................................13

Item  3.  Legal Proceeding.......................................................13

Item  4.  Submission of Matters to a Vote of Security Holders....................13

Part II

Item  5.  Market for the Registrant's Common Equity and Related Matters..........13

Item  6.  Management's Discussion and Analysis of Financial Condition and Results
            of Operation.........................................................15

Item  7.  Financial Statements...................................................21

Item  8.  Changes and Disagreements with Accountants on Accounting and Financial
            Disclosure...........................................................21

Part III

Item  9.  Directors and Executive Officers of the Registrant.....................21

Item 10.  Executive Compensation.................................................23

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........25

Item 12.  Certain Relationships and Related Transactions.........................28

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......29


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc. ("EOT"), Sonus Communications Inc. ("Sonus), EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company has no material assets other than the issued and outstanding stock of each of its subsidiaries.

The Company's subsidiaries continue to operate their respective businesses as debtors in possession under the Bankruptcy. The value of the Company's common stock is highly speculative due to the fact that the Company's only material asset is the common stock of its wholly owned subsidiaries. The common stock of the Company's subsidiaries may be cancelled in bankruptcy, leaving the Company without any material assets. See Item 3 Legal Proceedings for more information. The Company's common stock may have no value.

At present, the Company is, through its wholly owned subsidiary, Empire One Telecommunications, Inc., as debtor in possession, a full service, facilities-based retail telecommunications provider combining local and long distance voice services and dial-up and dedicated Internet access services in a single point of contact for sales and service to both businesses and consumers in targeted ethnic niches throughout the United States.

Through EOT, the Company currently offers a diverse and increasing range of integrated communication services, including standard voice telecommunications (local and long distance), dial-up and dedicated Internet access and specialized data services (for commercial users). In addition, EOT maintains Web portals in Chinese, Russian and English. All of the EOT's marketing, sales, and customer services are provided in the languages of the target markets. Currently, EOT's Customer Service Representatives ("CSR") speak Cantonese, Mandarin, Russian and Spanish as well as English. At December 31 2000, the EOT served approximately 30,000 customers.

EOT derives most of its telecommunications revenue from customers located in the United States. EOT currently offers long distance service to customers in various states where it is licensed to operate, including New York, New Jersey, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Delaware, Maryland and Washington DC. EOT also provides local phone service in New York and New Jersey on a resale basis from the incumbent local exchange carrier, and is licensed to provide local service in California. Long distance revenues from customers located outside the United States were less than 8% and 10% of revenues in year 2000 and 1999 respectively, and derived from the Sonus network, which is now decommissioned.

The Company's acquisition subsidiary merged with EOT on March 29, 2000. Prior to the acquisition of EOT, the Company operated its business through Sonus Communications Inc. ("Sonus"), a wholly owned subsidiary. Sonus was a wholesale provider of low-cost, high-quality international telephone and Internet services. The company offered Internet connectivity, voice, facsimile, Internet, and e-commerce services to US and foreign telephone and Internet Service Providers. In general, destinations were in developing countries characterized by high international telephone rates, poor Internet connectivity and little access to U.S. e-commerce or business-to-business services. Subsequent to the merger with EOT, the Company de-emphasized the Sonus wholesale business platform in favor of EOT's facilities based retail business platform, and as of December 31, 2000, Sonus was inactive.

The Company was incorporated in the State of Delaware in April 1999 and Sonus was incorporated in the Commonwealth of Virginia in May 1995. EOT was originally incorporated in New York in 1994, and merged into EOT Acquisition Corp., a wholly owned Delaware subsidiary of the Company formed for the purpose of the merger. Coincident with the merger, EOT Acquisitions Corp. changed its name to Empire One

Telecommunications. Subsequent to the merger, EOT Telecommunications of Canada Inc. and Empire One Power Inc. were formed as wholly owned subsidiaries of EOT, and each company is currently inactive, and have no assets or liabilities.

On April 2, 2001, each of the Company's subsidiaries filed a voluntary petition (the "Petition") under Chapter 11 of the Bankruptcy Code. The Company intends to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditors. To fund its operations during the bankruptcy proceeding, the Company is working to obtain Debtor-In-Possession ("DIP") financing. As of the date of this report, such financing has not yet been obtained. The DIP financing, if obtained, will be used to fund operations and working capital throughout the bankruptcy proceeding. The Company can provide no assurance that the DIP financing or any other financing, will be obtained.

Each of the Company's operating subsidiaries intends to continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The operating subsidiaries are currently developing the reorganization plan and intend to submit the reorganization plans for confirmation prior to the due date.

At this time, it is not possible to predict the outcome of the Company's Chapter 11 case or the effect on the Company's business. Although management intends that the subsidiaries will emerge from bankruptcy in a prompt and expeditious manner, there can be no assurance that a reorganization will be successful or that the Company will continue to own the stock of the subsidiaries after the bankruptcy.

BUSINESS STRATEGY

The Company's goal is to deliver compelling value by broadening its facilities-based footprint and provide a competitive service bundle based on a cost-efficient facilities-based infrastructure that will be deployed in densely populated ethnic areas. The Company, through EOT, seeks to capitalize on the significant growth of Chinese and Russian households in North America, of which the Company estimates it currently has less than .5% penetration. Market opportunities in other ethnic segments have been identified including Korean and Polish households in North America, two ethnic segments the Company has identified as future market targets. The Company believes it can leverage its core competency in ethnic marketing to rapidly gain greater market share in our current ethnic markets, as well as target newly identified segments. The Company also plans to augment the current bundled service offering by expanding local service capability and adding wireless voice service in our key markets when the Company's financial condition permits. These actions should serve to increase revenue per customer. Finally, EOT has also developed an enhanced and cost-effective platform to deliver high-bandwidth data and voice services to small and medium sized businesses. This service offering provides an opportunity to acquire commercial customers that generate significantly higher monthly revenue and substantially higher gross margins, versus residential customers, while diversifying the customer mix. These three strategies (expansion of current ethnic market share, consistent delivery of enhanced bundled services in all key markets, and broadband voice/data services to business customers) serve as the catalyst for growth, although there is no assurance the Company or EOT will be successful in this regard.

The Company believes that its recent success in acquiring customers for EOT services validates the value proposition to the customer of our bundled service offering, as well as our core competency in ethnic marketing and servicing ethnic customers. Management also believes that its commitment to ethnic or "in-culture" marketing and customer service is an important differentiating factor in an increasingly commoditized telecommunications services market.

OUR SERVICES

The following represents current offerings available to both residential and business customers:

        -       Local telephone

        -       Long Distance (domestic and international)

        -       Dial-up & Dedicated Internet Service

        -       Dedicated data

As part of Company's strategy to generate more revenue per customer subscribing to EOT's services, it intends to continue to develop and introduce new billable services when and if its financial condition improves. The Company plans to introduce a wireless "bypass" service to EOT's customers in year 2001, provided EOT successfully reorganizes as a subsidiary of the Company. This product permits an existing customer that owns a cell phone to make domestic and international long distance calls. To access this service, the customer dials an 800 number to obtain dial tone, and then dials the destination number to place their call. By leveraging existing network elements, EOT can provide this service at very low cost, and offer attractive international rates per minute. This service enhancement is a logical extension of providing vertical service offerings to our customers, and represents a more cost effective compromise than obtaining costly licensing as a wireless services provider.

As important as the offering of new services is the strategy of penetrating existing markets with our full service offering. To that end, the Company has plans to penetrate the California market with a local resale product to be offered by EOT in year 2001, subject to successful reorganization, and to offer that service to our current LD customers, if the Company's financial condition permits. While local resale provides thin gross margins (approximately 15% after customer discount), the product does generate greater monthly revenue per customer, is more fixed in nature, and generally promotes greater customer retention (reduced churn). The proliferation of our total service offering in all our markets is important in strengthening our relationship with our customers, as well as a way to maintain the strength of our brand. The Company, through EOT, may also launch local resale in other markets in year 2001, depending on capital requirements of each market.

EOT is positioned to execute interconnection agreements with ILEC's in the states we are currently serving, in order to take advantage of higher gross margins under the Unbundled Network Elements Platform ("UNEP") than currently available under Total Service Resale ("TSR"), and expects to execute such agreements in 2001. As this will primarily benefit EOT's small concentration of existing business customers (relative to the large concentration of residential customers), this is not expected to have a materially favorable impact on the Company's consolidated gross margins. If the Company's financial condition permits funding the carrying cost of a direct sales force, aggressive sales of local service to business customers is contemplated.

If EOT's and the Company's financial condition improves sufficiently, an enhanced voice and broadband data solution for business customers may be launched in year 2001, and this is more fully described in the section dealing with Network Architecture.

OUR MARKETS

The Company, through EOT, targets particular ethnic markets based on a variety of characteristics: significant existing size and significantly higher-than-average annual growth; relatively well-educated and well-paid population; geographic density; retention of strong ties to country of origin; underserved by traditional US carriers. Once a market is targeted, EOT creates an in-language customer service function within our existing multi-lingual customer service department. This function is staffed with representatives who speak at least the language of their function and English; many are tri-lingual. Simultaneously market research and analysis is conducted to assist the designers in crafting the proper ethnic images and copy for our integrated marketing campaigns. Through our marketing department, the EOT forges bonds with community organizations, ethnic journalists and other opinion makers within each target market to provide the Company with the opportunities to significantly raise awareness of our brand within each such community. Examples of such efforts include fundraising for Chinese community retirement homes, aiding newly arrived Russian immigrants and sponsoring conferences within target communities that aid those communities. All marketing materials--electronic, print, spoken--are in-language and culturally sensitive.

EOT's major focus recently has been on the Chinese and Russian markets. For each cultural group, the Company has typically run an integrated marketing plan that includes full-page newspaper ads, full-page magazine ads, direct mail, and outbound telemarketing. Given the current financial condition of EOT and the Company, substantially all marketing programs have been suspended until our financial condition improves.

We believe the Company's understanding of the cultures served promotes more effective marketing. Our approach is not merely to translate the marketing message into another language, but to create a new message that will be best received given the ethnic mentality of our customers. We believe our "in-culture" approach to marketing sets us apart from many of our competitors. Additionally, from a cost standpoint, our analysis indicates that Tier 1 carriers such as AT&T, MCI Worldcom and Sprint are less cost efficient in marketing in the same niches served by EOT. We estimate that the cost per customer acquired for the Tier 1 competitor's averages $200+, while EOT's cost averages less than $40 per customer, thus resulting in significantly better cost/revenue performance as well as accelerated payback. As a result of these factors, we believe that our marketing approach provides us with a competitive advantage.

EOT derives most of its telecommunications revenue from customers located in the United States. We currently offer long distance service to customers in various states where it is licensed to operate, including New York, New Jersey, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Delaware, Maryland and Washington DC. We also provide local phone service in New York and New Jersey on a resale basis from the incumbent local exchange carrier, and are licensed to provide local service in California.

NETWORK

EOT's network is comprised of state-of-the-art, redundant, carrier-grade switching and routing equipment installed in New York City. Based on stable industry standards, this network enables us to provide high-quality telecommunications services within our marketing footprint delivered with "five nines" reliability--99.999% uptime. The core of the network is comprised of two circuit switches located in our central office at 60 Hudson Street in New York City. Manufactured by DTI--well known for providing service-critical solutions to industry leaders such as AT&T and many of the Bell operating companies--one switch manages our long distance traffic, the other our local services.

This network interconnects with some of the leaders in the industry--Global Crossing, TeleDanmark, Swisscom, Stentor, GTS, Cogent, ACC, UUNet, MFS\Worldcom, Total-Tel, Telstra, SNET and Verizon as well as Level (3) and others. These arrangements permit us to least-cost route its traffic around the world over best-in-class fiber optic and satellite transmission networks. In conjunction with the Level (3) Corporation and Cogent (a pending service provider), the Company provides high-speed Internet access services on both a dial-up and dedicated basis. Level (3) provides the Company with access to its modem pools via dial-up numbers dedicated to EOT. These modems are programmed to route all in-bound calls to EOT's Internet infrastructure that is built on Cisco, Bay Networks (Nortel) and Compaq equipment. Cogent will provide the Internet backbone for dedicated commercial subscribers on its 100% fiber Internet backbone network. All of EOT's in-language Internet portals and content services, as well as our in-language e-mail servers, are hosted on Company-owned and managed servers.

EOT currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. EOT is vulnerable to the risk of being unable to renew favorable supplier contracts, and the supplier not timely processing orders for the Company's customers. The Company is at risk with respect to regulatory agreements that govern rates charged by the suppliers.

The above describes the current network configuration. The build-out of the network, however, is an on-going process driven by growing customer demand, the need to realize economies of scale, and the need to maintain and increase our network efficiencies by integrating advances in technology as they are made available and proven stable. To this end, EOT is working with Cisco on an advanced wireline "last mile" solution using a mix of IP over ATM and Frame Relay technologies to deliver voice, video and high-speed data to commercial and potentially residential subscribers. In this configuration, we would deploy Cisco equipment to split and separate the packet voice and data traffic generated by a commercial user that is transmitted over the same dedicated facility. The voice traffic will be routed to EOT's switch for termination into the public network or back to the customer, and the data would be routed to the Internet through Cogent. Using ATM and Frame technologies Empire intends to provide the Quality Of Service (QOS) that commercial subscribers demand. Deployment of this configuration will occur as soon as the Company and EOT's financial condition permits.

This service is still under development, but nearing finalization for rollout to potential customers. Once this enhancement of the network is on-line, EOT will market this service to existing customers, agents, switchless resellers, multiple-dwelling and multiple-tenant units, and commercial buildings. The Company expects to obtain a small number of customers through these delivery channels. In the future, when the financial position of the Company and EOT can support the carrying cost of an internal sales force, this service can be aggressively sold through that distribution channel. By building-out these new "edge" networks in New York City and in the neighborhoods where our target markets live and work, EOT will provide most of its services over company-owned networks, keeping as much of the voice and data traffic "on net" as possible and, thereby, generating higher operating margins than currently realized. Gross margin on local service could potentially increase significantly from, and this is an important source of gross margin enhancement needed to offset expected gradual erosion of margins from the residential customer base, although there is no assurance that we will be successful in this regard.

COMPETITION

The Company faces, and expects to continue to face, competition in all of its business lines. Generally, the Company's largest competitors in the long distance business are the same in both the Russian and Chinese niches. Besides AT&T and MCI, these companies include Startec, Primus, and Destia (Econophone) as well as several of the "dial-around" providers (services reached by dialing a prefix typically starting with 10-10). In addition, we compete with numerous smaller providers some of which are facilities-based. The Company competes primarily on the concept of superior service and simplicity, and secondarily with competitive rates. The Company does not position itself as the "lowest cost" provider as this type of marketing is viewed as a "race to the bottom" of the margin curve. Rather, by focusing on the quality of service (customer service as well as signal quality) the Company is not forced to focus exclusively on a comparison of our rates versus those of our competitors.

The Company faces significant competition from the Incumbent Local Exchange Carriers ("ILEC's"), which currently dominate their local telecommunications markets as a result of their historic monopoly position. The Company has been providing local voice services (dial tone as well as vertical services such as voice mail, caller ID, call waiting and 3-way calling) in New York since the first quarter of 1999 and in New Jersey since the fourth quarter of 1999. In New York and New Jersey, we compete with Verizon (formerly known as Bell Atlantic). If we enter the California market as planned, we expect to compete against Pacific Bell. We currently offer our local customers a savings of 5% (under the Total Service Resale model, or "TSR") compared to the same services from their ILEC. In addition, we offer subscribers that take both local and long distance services free dial-up Internet service as a loss leader. While margins on the TSR model are relatively small (approximately 14%), the Company views local service as a customer retention tool, as well as a vehicle to increase total revenue realized from each customer.

A continuing trend toward consolidation of communications companies, and the formation of strategic alliances with the industry, as well as the development of new technologies, could give rise to significant new competitors, which could put the Company at a competitive disadvantage. Additionally, incumbent carriers are aggressively seeking to be able to offer long distance service in their territories, and once enabled (by meeting the test of opening competition), will be in a position to offer a single source of service to customers. We believe the incumbent carriers expect to offset losses of market share in their local markets by attempting to capture a large percentage of the long distance market in their market areas, especially among residential users where their strong regional brand names and extensive advertising campaigns may be very successful. The Company believes that while competition will be formidable, our targeted ethnic niches will continue to be underserved or poorly penetrated by inadequate competitor marketing programs. We believe that our core competencies in ethnic marketing and customer service will enable the Company to grow market share. While the Company does not expect to achieve a significant market share for any of our services, we do expect to exploit a small share of a significant market opportunity, although there is no assurance the Company will be successful in this regard.

MAJOR CUSTOMERS

The Company, through EOT, conducts business with a large base of customers. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the EOT's customer base, and these customers are predominately U.S. based customers.

PATENTS

We do not possess any patents, and we do not believe that our business is dependent upon any patents.

REGULATORY ENVIRONMENT

The following summary of regulatory developments and legislation describes the primary present and proposed federal, state, and local regulations and legislation that is related to the telecommunications and Internet service industries that would have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the telecommunications and Internet service industries or upon us.

OVERVIEW

Our telecommunications services are subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.

FEDERAL REGULATION

We are regulated at the federal level as a non-dominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. Legislation amending the Communications Act provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in the local telecommunications marketplace by requiring established telephone companies to provide us with access and interconnection to their facilities and open their local markets to competition.

One of our current market advantages is our ability to offer both local and long distance service, while the largest established telephone companies can only offer local service in their region. Under the Telecommunications Act, regional Bell operating companies have the opportunity to provide long distance services in the same region in which they offer local service if they comply with market-opening conditions. Established telephone companies are no longer prohibited from providing specified cable TV services. In addition, the Telecommunications Act eliminates particular restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

Before a regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon showing that it has entered into interconnection agreements with competitive local exchange carriers in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements and that such entry is in the public interest. To date, Verizon has been granted such authority in New York, and Southwestern Bell has been granted such authority in Texas, Kansas and Oklahoma. Several additional requests for such authority either have or soon will be filed. The provision of in-region long distance services by the regional Bell operating companies could permit them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating our current marketing advantage.

FCC Rules Implementing the Local Competition Provisions of the
Telecommunications Act

The FCC has established a framework of national rules enabling local competition. Some of those rules have important bearing on our business, particularly:

Interconnection. Established telephone companies are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the company to itself or subsidiaries, affiliates or any other party to which it provides interconnection, and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

We may obtain agreements with some established telephone companies. These agreements must be renegotiated periodically. Renewal terms may be less favorable and could affect our overall costs.

Access to Unbundled Elements. Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. This is important, because it minimizes the need to make major investments in building out a network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems.

Collocation. Established telephone companies are required to provide space in their switching offices so that requesting telecommunications carriers can physically "collocate" equipment necessary for interconnection or access to unbundled network elements at the company's premises, except that the established telephone company may provide off-site "virtual" collocation, if it demonstrates to the state regulatory commission that physical collocation is not practical for technical reasons, or because of space limitations.

OTHER REGULATIONS

In general, the FCC has a policy of encouraging new competitors in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation of dominant carriers, the established telephone companies, and non-dominant carriers, integrated communications providers and competitive local exchange carriers.

Tariffs. As a non-dominant carrier, we may install and operate facilities for the transmission of domestic interstate communications without the time and expense of obtaining prior FCC authorization. Our primary regulation obligations are to file schedules of rates and terms of service, called tariffs, and make periodic reports. A filed tariff benefits us because it relieves us from negotiating contracts with each customer.

In October 1996, the FCC adopted its de-tariffing order, which eliminated the requirement that non-dominant interstate carriers like us maintain tariffs on file with the FCC for domestic interstate services, and provided that, after a nine-month transition period, relationships between interstate carriers and their clients would be set by contract, not tariff. Although the effectiveness of these rules was stayed for more than three years, they were ultimately upheld. The de-tariffing order is now scheduled to become effective in early 2001, after which time non-dominant interstate services providers will no longer be able to rely on the simple filing of tariffs with the FCC as a means of providing notice to clients of prices, terms and conditions under which they offer their interstate services. If we cancel our FCC tariffs as a result of the de-tariffing order, we will need to implement replacement contracts with each customer, which could result in substantial administrative and selling expenses.

International Services. Non-dominant carriers such as us also are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communications services. We have obtained such authority. The FCC has adopted rules for a multi-year transition to lower international settlement payments by U.S. common carriers. We believe that these rules are likely to lead to lower rates for some international services and increased demand for these services, including capacity on the U.S. facilities, like ours, that provide these services.

Established Telephone Company Pricing Regulation Reform. The FCC has adopted a number of proposals to significantly reduce its regulation of established telephone company pricing which would greatly enhance the ability of established telephone companies to compete against companies like us, particularly by targeting price cuts to particular clients, which could have a material adverse effect on any company's ability to compete based on price. Review of these FCC decisions is currently pending in Federal Court in the District of Columbia.

Access Charges. The FCC has also made various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat rate, monthly per line charges on end-user clients rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers may decrease.

At the same time, the FCC, noting the proliferation of fixed monthly charges on the bills of long distance customers, has initiated a public inquiry on the impact of these charges on consumers.

Moreover, major long distance carriers are attempting to undermine smaller competitors' ability to set access charges. In October 1998, AT&T initiated a proceeding in which it sought a declaration from the FCC that AT&T may avoid competitive local exchange carrier access charges by declining to direct calls to the clients of those competitive local exchange carriers. In addition, AT&T and Sprint have sent letters to virtually every competitive local exchange carrier stating that competitive local exchange carriers access charges for in-bound long distance calls are unreasonable, and demanding a reduction in rates to a "competitive" level. If competitive local exchange carriers are unwilling to comply, AT&T and Sprint threaten to no longer deliver those calls. The FCC has instituted a proceeding to investigate the issues surrounding competitive local exchange carriers' access charges, including whether regulation of competitive local exchange carriers' rates is warranted. If long distance providers may in fact refuse to purchase competitive telecommunications providers' switched assess services, or if such services are ultimately regulated, competitive telecommunications providers may be adversely affected.

Universal Service Reform. Universal telephone service is a long-standing policy initiative designed to assure that as many people as possible have access to quality telephone service at affordable rates, particularly in rural and high-cost areas, as well as providing advanced telecommunications services for schools, health care providers and libraries. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support fund.

In October 1999, the FCC issued an order changing the way that universal service contributions are calculated to eliminate revenues from intrastate services from the calculation. In November 1999, the FCC issued an order revising its rules for calculating the size of the universal service fund, which shifts more of the costs of universal service to the federal program. The changes resulting from these orders are likely to increase the overall burden of the federal universal service program on carriers providing interstate services, such as long distance. Various states also are in the process of implementing their own universal service programs, which also may increase our overall costs.

Slamming. The FCC has adopted rules to govern the process by which end users choose their carriers. Under their rules, a user may change service providers at any time, but specific client authentication procedures must be followed. When they are not, particularly if the change is unauthorized or fraudulent, the change in service providers is referred to as "slamming." Slamming is such a significant problem that it was addressed in detail in the Telecommunications Act and by the FCC in recent orders. The FCC has levied significant fines for slamming. The risk of financial damage and harm to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules, which originally covered only long distance, to local service.

State Regulation. We believe that most, if not all, states in which we propose to operate will require a registration, certification or other authorization to offer intrastate services. Many of the states in which we operate or intend to operate are in the process of addressing issues relating to the regulation of competitive local exchange carriers. We will also be subject to tariff filing requirements. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

We have received, through our operating subsidiaries, certificates of authority to provide local exchange and/or interexchange telecommunications services in California, New York, New Jersey, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Delaware, Maryland and Washington D.C.

In addition to tariff filing requirements, some states also impose reporting, client service and quality requirements, as well as unbundling and universal service requirements. In addition, we will be subject to the outcome of generic proceedings held by state utility commissions to determine new state regulatory policies. Some states, including some of our target states, have adopted or have pending proceedings to adopt specific universal service funding obligations. These state proceedings may result in obligations that are equal to or more burdensome than the federal universal service obligations.

We believe that, as the degree of intrastate competition increases, the states will offer the established telephone companies increasing pricing flexibility. This flexibility may present the established telephone companies with an opportunity to subsidize services that compete with our services with revenue generated from non-competitive services, thereby allowing established telephone companies to offer competitive services at lower prices. This could have a material adverse effect on our revenue.

We are also subject to requirements in some states to obtain prior approval for, or notify the state commission of, specified events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

Internet. Our Internet operations are not currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future Internet service provider regulatory status continues to be uncertain. In an April 1998 report, the FCC concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Moreover, although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. The imposition of access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth or reduce potential revenue, particularly if other governments follow suit, which may increase the cost of doing business over the Internet.

EMPLOYEES

As of December 31, 2000, we had 57 employees, of which 2 were part-time. Some of our employees have entered into employment and other agreements with us. The Company believes its relations with its employees is good.

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

MERGER WITH EMPIRE ONE TELECOMMUNICATIONS

On March 29, 2000, the Company's wholly owned subsidiary merged with Empire One Telecommunications Inc. The Company exchanged 1,065,857 shares of common stock plus warrants in exchange for all the outstanding common shares of EOT. The shares were valued at $3.00 per share. The acquisition was accounted for as a purchase. The operations of EOT are included with those of the Company prospectively, effective April 1, 2000. The value of consideration from the shares exchanged was $3,197,571. Additional costs of the merger included legal and investment-banking fees paid of

$122,174, warrants issued to EOT founders with an estimated fair value of $507,600, and in-the-money warrants issued to investment bankers with an estimated fair value of $481,887. The net liabilities assumed in connection with the EOT merger, which approximated fair value, was $1,228,210. As a result, the Company recorded $5,537,442 in goodwill related to the merger, which is being amortized over 15 years.


ITEM 2.  PROPERTY

We lease and maintain our corporate headquarters in 6,500 square feet of office space located at 55 John St., New York, New York 10038. Previously, the corporate headquarters was located at 1600 Wilson Blvd., Suite 1008, Arlington, Virginia 22209, until relocated to the New York location in June 2000. At December 31, 2000, the Company and its subsidiaries leased or owned telecommunications equipment located in New York City. As more fully described in Item 6, the Sonus recorded a fair value adjustment of approximately $570,000 to write-down the value of redundant network equipment. The value of the equipment we currently own is approximately $479,000.


ITEM 3.  LEGAL PROCEEDINGS

On March 29, 2001, the Board of Directors of Sonus Communication Holdings, Inc. (the "Company"), acting as the sole stockholder and board of directors of each of its wholly owned subsidiaries (Empire One Telecommunications Inc., Sonus Communications Inc., EOT Telecommunications of Canada Inc., and Empire One Power Inc.), authorized and approved the filing, on behalf of each of its subsidiaries, of a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Petitions for Relief were filed on April 2, 2001.

Each of the Company's operating subsidiaries intends to continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. The operating subsidiaries are currently developing the reorganization plan and intend to submit the reorganization plans for confirmation prior to the due date. There can be no assurance the plans will be accepted by creditors, and/or confirmed by the court.

At this time, it is not possible to predict the outcome of the Company's Chapter 11 case or the effect on the Company's business. Although management intends that the subsidiaries will emerge from bankruptcy in a prompt and expeditious manner, there can be no assurance that a reorganization will be successful or that the Company will continue to own the stock of the subsidiaries after the bankruptcy.

The value of the Company's common stock is highly speculative due to the fact that the Company's only material asset is the common stock of its wholly owned subsidiaries. The common stock of the Company's subsidiaries may be cancelled in bankruptcy, leaving the Company without any material assets. The Company's common stock may have no value.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board maintained by NASDAQ under the symbol "SNHD.OB". Quoting began in August of 1999. The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices for the common stock. These quotations have been obtained from CSI Inc., and reflect the inter-dealer prices (in dollars), without any retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. As of March 30, 2001, there were approximately 275 stockholders of record of the common stock.


                                  High                  Low
                                 -------              -------
1999:

Third Quarter                     $3.125              $2.500
Fourth Quarter                     4.375               2.500

2000:

First Quarter                     $6.875              $2.250
Second Quarter                     5.875               1.438
Third Quarter                      1.813                .375
Fourth Quarter                      .469                .063


RECENT SALES OF UNREGISTERED SECURITIES

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

In June 2000, the Company sold (and received proceeds of) $300,000 in subordinated 8% convertible debentures. In addition, each 8% debenture holder received one share of common stock for each $1 principal amount of debenture purchased. The 300,000 shares of common stock have been recorded as common stock to be issued at September 30, 2000, and were subsequently issued in November 2000. Each debenture, principal and accrued interest, is convertible, at the holder's option, into one share of the Company's common stock at the Exercise Price. If the holder elects not to convert, the Company is obligated to redeem the debenture plus accrued interest at the rate of 8% per annum at the maturity date, which the earlier of one year from the issue date or upon the completion of an equity financing of $500,000 or more. If converted at the time of completion of an equity financing of $500,000 or more, the holder is entitled to convert the outstanding principal and interest into common shares based on the price of the common stock sold in the equity financing. If converted at the time of maturity, the holder is entitled to convert the outstanding principal and interest into common shares based on a per share price of $1.35.

As of March 31, 2001, holders of $110,000 in original principal amount of these debentures have elected to convert their debentures into common stock, leaving a total of $190,000 in original principal amount of these debentures outstanding, plus approximately $2,310 in accrued but unpaid interest. The debentures contain a provision stating that if the Company or any of its subsidiaries commence any proceeding or other action relating to it in bankruptcy, such as the proceedings filed by each of the Company's subsidiaries on April 2, 2001, then the debentures are in default and the holder(s) of the outstanding debentures may, by written notice, declare the outstanding principal, plus accrued but unpaid interest thereon, to be immediately due and payable. Although the 8% debentures are presently in default, as of April 15, 2001, no holder has provided any such written notice.

In September 2000, the Company completed its latest unit offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. The offering was for 5,000,000 units, with each unit consisting of two shares of the Company's common stock and one common stock purchase warrant, with an exercise price of $.60. The purchase price per Unit was $.60. The offering was completed in various installments between July 1 and September 30, 2000, and the total gross proceeds received were $1,263,898. After legal and investment banking fees paid of $78,393, net proceeds were $1,185,505. Additionally, warrants were issued as consideration for placement fees, and the fair value of these warrants was $23,285.

On January 2, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc. The 15% debentures were guaranteed by Empire One Telecommunications, and secured by all of the accounts (now and after acquired) of the Company and Empire One Telecommunications. The 15% debentures became due on April 2, 2001 and are currently in default. The Company has not paid either principal or interest on the 15% debentures, and owes approximately $82,893 of principal and accrued interest on the 15% debentures as of March 31, 2001. As part of the 15% debenture purchase, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant.

We relied on Section 4(2) of the Act, and on Rule 506 of Regulation D promulgated thereunder, in issuing the shares in the above mentioned offerings without registering the offering under the Act. We relied upon representations and warranties of the investors contained in the subscription agreements entered into with the private placement investors, to the effect that such investors were accredited investors and on investor questionnaires completed by such investors.


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

OVERVIEW

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc., Sonus Communications Inc., EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company has no material tangible assets other than the issued and outstanding stock of each of its subsidiaries. The Company's subsidiaries continue to operate their respective businesses as debtors in possession under the Bankruptcy. The value of the Company's common stock is highly speculative due to the fact that the Company's only material asset is the stock of its wholly owned subsidiaries, each of which has filed for bankruptcy under Chapter 11. The common stock of the Company may have no value.

Empire One Telecommunications is attempting to reorganize its business under Chapter 11, and intends to continue to be a full service, facilities-based retail telecommunications provider combining local and long distance voice services and dial-up and dedicated Internet access services in a single point of contact for sales and service to both businesses and consumers in targeted ethnic niches throughout the United States, provided it successfully reorganizes. The Company can provide no assurance that EOT will continue as a wholly owned subsidiary, or that the Company will continue to own any interest in EOT, following the bankruptcy.

Through our wholly owned operating subsidiary, Empire One Telecommunications, we currently offer a diverse and range of integrated communication services, including standard voice telecommunications (local and long distance), dial-up and dedicated Internet access and specialized data services (for commercial users). In addition, the Company maintains Web portals in Chinese, Russian and English. All of the Company's marketing, sales, and customer services are provided in the languages of the target markets. Currently, the Company's Customer Service Representatives ("CSRs") speak Cantonese, Mandarin, Russian and Spanish as well as English.

The Company merged with Empire One Telecommunications on March 29, 2000. Prior to the acquisition of EOT, the Company operated its business through Sonus Communications Inc., another wholly owned subsidiary. Sonus was a wholesale provider of low-cost, high-quality international telephone and Internet services. The company offered Internet connectivity, voice, facsimile, Internet, and e-commerce services to US and foreign telephone and Internet Service Providers. The strategy underlying this business model was to establish routes into underserved geographic markets such as countries that were formerly part of the Soviet Union (e.g. Republic of Georgia) and developing countries in Asia, the Pacific Rim and the Caribbean. This strategy involved establishing a relationship with a local organization in the destination country that would own all necessary equipment in that country as well as establish any necessary working relationships with the local phone company or other companies. Substantial operating losses were incurred under this model due to several factors, including existence of several agreements with foreign service providers in politically unstable countries, and at unfavorable terms, significant price erosion in wholesale pricing structure, lack of broad customer acceptance for the Voice Over IP technology, and inability to launch the sales effort needed to attain a critical mass of customers. Subsequent to the merger with EOT, the Company de-emphasized the Sonus wholesale business platform in favor of EOT's facilities based retail business platform, and as of December 31, 2000, Sonus was inactive.

As a result of the change in business model during 2000, comparisons of results to 1999 are not necessarily meaningful. Also, as the merger of EOT, which occurred on March 29, 2000, was accounted for as a purchase, results of operations of EOT are included prospectively from April 1, 2000. Thus, 2000 results reflect results of operations of Sonus for 12 months and EOT for 9 months, while 1999 reflects results of operations for Sonus only.

Since we began offering local and long distance telecommunications services, we have incurred net operating losses and expect to incur additional losses for the foreseeable future, primarily as a result of increased sales and marketing efforts. As of December 31, 2000, the Company had consolidated accumulated net losses of approximately $9,198,000.

FACTORS AFFECTING RESULTS OF OPERATIONS - 2000

REVENUES

The Company (Sonus Communications Holdings, Inc.) has no revenue generating operations, and all revenue-generating operations are conducted through its subsidiaries, of which only EOT remains currently active. As all of the operating subsidiaries are under Chapter 11, as discussed in Item 3, the subsidiaries may not distribute revenue or other funds to the Company while under Chapter 11.

Through EOT, we generate revenue from the following categories of service:

- local calling services, which consist of monthly recurring charges for basic service, usage charges for local calls and service charges for features such as call waiting and call forwarding;

- long distance services, which include a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services;

- other data services, which consist primarily of monthly recurring charges for connections from the end-user to our facilities;

- wholesale revenue from other carriers in connection with leasing portions of, or placing traffic through, our network.

The market for local and long distance services is well established and we expect to achieve revenue growth principally from taking market share away from other service providers. The market for local, long distance voice and data services is intensely competitive. While many of our competitors enjoy advantages over us, we are pursuing significant market niches that, we believe, are currently underserved, and where we have demonstrated competencies in marketing and customer service. See "Our Markets." While we anticipate that competitive pressures will drive pricing for communications services lower, we expect our aggregate revenue to grow as we are able to grow our customer base.

We price our services competitively in relation to those of the established telephone companies. We market superior service and simplicity as well as highly competitive rates. Although pricing will be an important part of our strategy, we believe that direct relationships with our clients and consistent, high quality service and client support will be essential to generating customer loyalty.

Our customer base is predominately comprised of residential customers. At December 31, 2000 we had 30,149 customers, of which 28,563 were residential customers, and 1,586 were small business customers.

DIRECT OPERATING EXPENSES

Our direct operating expenses are comprised of costs to deliver communications services, and include:

- costs to maintain the switch and other network elements;

- costs for domestic origination and termination;

- transport costs in routing international traffic for completion overseas;

- cost of lease internet facilities for our internet services;

- cost of providing local exchange services, currently on a total resale basis.

We currently utilize the network of one major vendor (Global Crossing, Inc.) for all of our domestic origination and termination. Global Crossing passes all internationally terminating traffic to our long distance switch. We then route traffic to several international terminating carriers for completion overseas based upon the lowest cost structure and the best quality for particular areas of the world.

GENERAL AND ADMINISTRATIVE

Our selling, general and administrative expenses include costs associated with sales and marketing, customer service, billing, corporate administration and personnel. We will incur significant selling and marketing costs if we continue to expand our operations. We may offer sales promotions to win customers, especially during the next several years as we continue to establish our market presence.

Because our business strategy stresses the importance of personalized customer care, we expect our customer department to become a significant part of our ongoing administrative expenses. We also expect billing costs to increase as our number of clients and call volume increase. Bill processing costs are also expected to be a significant part of our ongoing administrative expenses.

We will incur other costs and expenses, administrative overhead, office lease expense and bad debt expense. We expect that these costs and expenses will grow as we expand our operations. However, we expect these costs and expenses to become a smaller percentage of our revenue as we build our customer base.

IMPAIRMENT CHARGES

A non-recurring charge to write down, to fair value, redundant network elements from the decommissioned Sonus business was recorded in the fourth quarter of 2000 of approximately $573,000. Also, a non-recurring charge to write down, to fair value, goodwill was recorded in the fourth quarter of 2000 of approximately $1,745,000.

GOODWILL AMORTIZATION

Goodwill amortization relates to the goodwill recorded coincident with the merger with EOT. Goodwill is amortized over 15 years.

INTEREST INCOME (EXPENSE)

Interest income is comprised of finance charge income received from customer accounts. Interest expense includes interest expense paid/accrued on capitalized lease obligations and convertible debentures, and also includes non-cash expenses from amortization of debt discounts.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

REVENUE

Revenue of approximately $7,199,000 was realized in 2000, versus $1,704,000 in 1999. Revenue in 2000 included approximately $6,602,000 of revenue realized from EOT for the 9-month period April 1, 2000 through December 31, 2000, and $597,000 from Sonus for the full year, while revenue in 1999 was entirely realized from Sonus. As noted earlier, the Sonus network was eventually decommissioned, which accounts for the 65% decline in Sonus 2000 revenue versus 1999.

EOT revenue grew dramatically in 2000, owing to implementation of certain targeted marketing campaigns, particularly the new entry into the Russian market, which generated significant growth in customers. Customers at December 31, 2000 totaled 30,149 versus 14,938 at March 31, 2000, representing a 102% increase in 9 months.

The 2000 consolidated revenue of $7,199,000 was comprised of EOT long distance revenue of approximately $5,053,000, EOT local and other revenue of $1,528,000, EOT wholesale revenue of $21,000 and Sonus wholesale revenue of $597,000.

DIRECT OPERATING EXPENSES

Direct operating expenses of approximately $5,611,000 were incurred in 2000, versus $1,952,000 in 1999. Direct operating expenses in 2000 included approximately $4,426,000 of expenses from EOT for the 9 month period April 1, 2000 through December 31, 2000, and $1,185,000 from Sonus for the full year, while direct operating expenses in 1999 were entirely incurred in Sonus.

Gross margin for EOT for the 9-month period April 1, 2000 through December 31, 2000 was approximately 33%. Gross margin for Sonus for the 12-month period ending December 31, 2000 was (67)%, and reflects the costs of rationalizing the network, which ultimately was decommissioned by December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

SG&A expenses of approximately $5,693,000 were incurred in 2000, versus $1,237,000 in 1999. SG&A expenses in 2000 included approximately $4,478,000 of expenses from EOT for the 9-month period April 1, 2000, and $1,215,000 from Sonus for the full year, while SG&A expenses in 1999 were entirely incurred in Sonus.

SG&A expenses for EOT for the 9 month period April 1, 2000 through December 31, 2000 of $4,478,000 (67% of EOT revenue) was comprised of $1,564,000 personnel costs (24% of EOT revenue), $1,086,000 marketing expenses (16% of EOT revenue), $328,000 bad debt expense (5% of EOT revenue), $224,000 billing and collection expense (3% of EOT revenue), and other corporate and administrative costs of $1,276,000 (19% of EOT revenue).

SG&A expenses for the 12-month period ending December 31, 2000 of approximately $1,215,000 were incurred in Sonus, and were comprised of $361,000 personnel costs, $197,000 bad debt costs (which included $185,000 provision against uncollectible installment sale receivable of $185,000), and $654,000 of consulting, investor relations and other corporate and administrative costs. By the end of December 2000, much of the cost structure of Sonus has been rationalized, and minimal ongoing costs are expected to be incurred in the future.

ASSET IMPAIRMENT CHARGE

Certain redundant network equipment installed by Sonus to support their business model has been decommissioned and idled, and no alternative uses for the equipment have been determined, nor are any contemplated. Accordingly, a charge of approximately $573,000 was recorded to write down these assets to fair value as of December 31, 2000.

GOODWILL IMPAIRMENT CHARGE

During the fourth quarter ended December 31, 2000, the Company performed an impairment assessment of the enterprise level goodwill recorded upon the acquisition for stock of EOT, which the Company completed on March 29, 2000.
The Company's assessment was performed primarily due to the inability of EOT to achieve positive cash flow, the uncertainty of obtaining needed financing, the subsequent filing for bankruptcy protection, the volatility in the communications industry, and the significant decline in the Company's stock price since the date the shares issued in the acquisition were valued. Goodwill significantly exceeded its market capitalization prior to the impairment charge. As a result of the review, the Company recorded approximately $1,745,000 as an impairment charge to reduce its enterprise level goodwill. The charge was determined based upon the market capitalization of the Company as of December 31, 2000. The remaining goodwill of approximately $3,515,000 will be amortized over the remaining useful life of approximately 15 years, which the Company considers appropriate. Given the circumstances noted above, it is at least reasonably possible that the Company's estimate of the recoverability of goodwill will change in the near term.

GOODWILL AMORTIZATION

Amortization of goodwill, recognized coincident with the merger of EOT on March 29, 2000 was approximately $277,000 for the 9 month period April 1, 2000 through December 31, 2000. Goodwill is amortized over an estimated life of 15 years.

INTEREST INCOME (EXPENSE), AND OTHER EXPENSE

Net interest expense of approximately $254,000 was incurred in 2000, versus $5,000 in 1999. Net interest expense in 2000 included approximately $198,000 of expenses from EOT for the 9 month period April 1, 2000, through December 31, 2000, and $56,000 from Sonus for the full year.

Net interest expense for EOT for the 9 month period April 1, 2000 through December 31, 2000 was comprised of interest expense paid or accrued on capitalized lease obligations and convertible debentures of approximately $110,000, and amortization of discounts on convertible debentures of $120,000, offset by finance charge income from customer accounts of $32,000. Net interest expense for Sonus for the 12 months ended December 31, 2000 of approximately $56,000 was comprised of interest paid or accrued on capitalized lease obligations, and these lease obligations were generally executed at the end of 1999 and beginning of 2000.

Other expense of approximately $45,000 in 2000 is comprised of a settlement by Sonus of a disputed obligation with ATC Teleports regarding a cancelled service agreement. This settlement was reached in December 2000.

NET LOSS

Net loss applicable to common shareholders for the year ended December 31, 2000 was approximately $6,999,000 or $.80 per common share, compared to $1,751,000 or $.44 per common share for 1999. Net loss attributable to EOT for the 9-month period April 1, 2000 through December 31, 2000 was approximately $2,500,000, while the loss attributable to Sonus for the 12-month period ending December 31, 2000 was $2,476,000, and the loss applicable to Sonus Communications Holdings (comprised of goodwill amortization) was $2,023,000. Net loss applicable to common shareholders for the year ended December 31, 1999 was approximately $1,751,000 or $.44 per common share, and substantially incurred by Sonus.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As noted earlier, the Company has no revenue generating operations outside of its wholly owned subsidiaries, and as the subsidiaries are currently under Chapter 11 and unable to transfer funds to the Company, the Company is completely dependent on its ability to raise outside financing to fund its operating costs. The Company intends to seek financing, coincident with the subsidiaries attempts to obtain DIP financing, to fund its operating costs, however there is no assurance that the Company or its subsidiaries will be successful in this regard.

At December 31, 2000 we had approximately $33,000 in cash and cash equivalents, and negative working capital of approximately $3,178,000. As noted earlier, the Company placed its operating subsidiaries in Chapter 11 on April 2, 2001. Efforts to obtain the financing needed to resolve the working capital shortfall have failed, and led to the decision to seek relief under Chapter 11.

CASH FLOWS

We have incurred significant operating and net losses since the inception of EOT and Sonus. We expect to continue to experience operating losses and negative EBITDA until we build our customer base to critical mass, rationalize the expense structure of the Company, and reengineer the balance sheet under Chapter
11. We cannot provide any assurance that we will be successful in doing so. As of December 31, 2000, we had an accumulated deficit of approximately $9,198,000.

Net cash used in operating activities was approximately $2,590,000 and $1,323,000 for the years ended December 31, 2000 and 1999, respectively. Net cash used for operating activities for the year ended December 31, 2000 was primarily due to net losses and an increase in accounts receivable due to substantial growth in customers and billed revenue. Net cash used for operating activities for the year ended December 31, 1999 was due primarily to net loss.

Net cash provided by financing activities was approximately $2,753,000 and $2,105,000 for the years ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities for the year ended December 31, 2000 was related to approximately $2,795,000 of net proceeds from private placements of common stock, and $300,000 issuance of convertible debentures, offset by $342,000 debt service and reductions of other liabilities. Net cash provided by financing activities for the year ended December 31, 1999 was related to approximately $2,230,000 of net proceeds from private placements of common stock, offset by $125,000 of debt service and reductions of other liabilities

Net cash used in investing activities was approximately $365,000 and $548,000 for the years ended December 31, 2000 and 1999, respectively, and related primarily to purchases of equipment and expenditures for security deposits for equipment and facilities vendors.

As noted earlier, the Company has placed its operating subsidiaries into Chapter
11. A restructuring plan is being developed that will be submitted to the Court within the prescribed time period. To restructure and expand our business, we will need a significant amount of cash for working capital and growth purposes, as well as restructure the balance sheet. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, asset based financing, or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain.

ITEM 7.  FINANCIAL STATEMENTS

SEE "CONSOLIDATED FINANCIAL STATEMENTS" ON PAGES F-3 THROUGH F-18 OF THIS ANNUAL REPORT ON FORM 10-KSB, INCORPORATED HEREIN BY REFERENCE.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 14, 2000, the Company dismissed Lazar Levine & Felix LLP ("Lazar") as its independent auditing firm. The audit reports of Lazar on the consolidated financial statements of the Company for each of the past two years ended December 31, 1999 and December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss the independent auditing firm has been approved and ratified by the Board of Directors.


During the two fiscal years ended December 31, 1999, and the subsequent interim period through August 14, 2000, there were no disagreements with Lazar on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to Lazar's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the consolidated financial statements for such years and the subsequent interim period through August 14, 2000.


Lazar furnished the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") stating that it agreed with the statements above. A copy of such letter was filed by the Company with the Commission as Exhibit 16 to a Current Report on Form 8-K/A filed August 14, 2000.

The Company engaged M.R. Weiser & Co. LLP ("M.R. Weiser"), as our new independent accountants as of September 19, 2000.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information concerning our executive officers and other key personnel, including their ages, as of December 31, 2000.


         NAME          AGE                           POSITION
         ----          ---                             ----

Dan Gomez  (1)          43          Chairman
Sherry Shen             36          Chief Executive Officer, Director
John Friedman  (1)      36          President, Chief Operating Officer, Director
Frank C. Szabo (2)      48          Executive Vice President and Chief Financial
                                      Officer
Paul Butler             39          Executive Vice President Carrier Services
Bradley Lewis  (1)      33          Executive Vice President Retail Services
Todd Sunko              34          Vice President Operations
Michael Lakshin         38          Vice President Ethnic Sales and Marketing
Alan G. Quasha          50          Director
John Theodoracopulos    35          Director

        (1)     Resigned position with the Company in February 2001.

        (2) Appointed Acting Chief Operating Officer in February 2001, appointed as Corporate Secretary in March 2001, and elected as a Director in March 2001.

Each director is elected to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Each officer serves at the discretion of the Board of Directors, subject to any applicable employment agreements.

Dan Gomez, Chairman, joined the Board in April 2000. Prior to joining the Board, he served as Chief Executive Officer of Howard W. Sams, a Bell Atlantic company for 1 year. Prior to Bell Atlantic, he was President of Bell Atlantic Directory Graphics for 6 years. Prior to that, he was the Executive Director of Business Development for Bell Atlantic for 1 year. Prior to that, he was Manager of Strategic Analysis and then Group Controller for Textron, a diversified manufacturer and service provider for 4 years. Prior to that, he served GTE Telenet Communications Corporation in several capacities including Director--Business Development, Director--Quality Management Systems, Manager--Marketing Financial Analysis and Manager-Budgets & Forecast for 8 years.

Sherry Shen, Chief Executive Officer and Director. Ms. Shen joined the Company as CEO on December 21, 2000. Prior to joining the Company, she was, and currently remains employed by Quadrant Management Inc., a private investment company, as Portfolio Manager, and has served in the capacity for 1 year. Prior to Quadrant, Ms. Shen was Senior Vice President and Chief Lending Officer of Grand Pacific Finance Corp. for 7 years. Prior to this, Ms. Shen served as Manager of Special Lending with Grand Pacific for 3 years, then was promoted to Chief Lending Officer. Prior to joining Grand Pacific, Ms. Shen worked for C.Itoh Co. as Market Planner and Project Manager.

John Friedman, President and Chief Operating Officer, was a co-founder of EOT, and has worked in the telecommunications industry for 18 years. Prior to co-founding EOT, he pursued his law degree with a concentration in telecommunications. He received a JD degree from Yeshiva University/Benjamin N. Cardozo School of Law in 1994. Prior to enrolling in law school, he was employed by Century Communications, a large multiple systems cable television operator where he became one of two people responsible for that company's office automation and automated billing systems, for 3 years. Prior to that, he served the Assembly Office of Management and Budget as data communications analyst for the Assembly's state-wide voice and data network for 1 year. Prior to that, Mr. Friedman served the Office of the Majority Leader in the New York State Assembly where he worked on numerous data communication and networking projects for 2 years. Prior to that, he worked as a cable television plant installer for 4 years. Mr. Friedman is a Senior Affiliated Research Fellow with the Columbia Institute for Tele-Information at the Graduate School of Business at Columbia University. He serves on the Telecommunications Law Committee of the Association of the Bar of the City of New York. Mr. Friedman also serves as the secretary and treasurer of the board of directors of the Targeted Accessibility Fund of New York, which oversees that state's implementation of the universal telephone service program.

Frank C. Szabo, Chief Financial Officer, joined the Company in October 2000, and has worked in the telecommunications industry for 4 years. Immediately prior to joining the Company, he was Vice President and Controller for Mpower Communications, a nation-wide communications company. Prior to Mpower, he was Vice President and Controller of ACC Corp., a multinational communications company and a division of AT&T local services. Prior to ACC, Mr. Szabo spent 17 years in banking as Vice President and Controller of First Federal Savings and Loan, a regional financial institution based in Rochester NY.

Paul Butler, Executive Vice President Carrier Services, is a co-founder of EOT, and has worked in the telecommunications industry for 10 years. Immediately prior to co-founding EOT in late 1995, he was a Sales Representative at U.S. Fibercom for 4 years. Prior to that, he was Senior Account Executive for Metromedia Communications for 2 years.

Bradley Lewis, Executive Vice President Retail Services, is a co-founder of EOT, and has worked in the telecommunications industry for 6 years. Immediately prior to co-founding EOT in late 1995, he was an Account Executive and Knight Ridder Financial, and prior to that, an Account Executive at Federal Express. Prior to his experience at Federal Express, he was a Sales Representative at Metromedia Communications for 2 years.

Todd Sunko, Vice President Operations, joined the Company in 1997. Prior to joining EOT, he served in various financial and operations capacities with a number of companies, primarily in the artistic production industry.

Michael Lakshin, Vice of President Ethnic Sales and Marketing joined the Company in June 2000. Prior to joining the Company, Mr. Lakshin was Vice President of Business Development for Spinnet Inc. for 2 years. Prior to that, he served as Chief Operating Officer and Vice President of Marketing for 9NetAvenue, Inc. Prior to that, Mr. Lakshin spent 8 years with a number of service-based companies located in the U.S., Italy and Russia, serving in managerial marketing roles.

Alan G. Quasha, Director, is President of Quadrant Management Inc. Quadrant is a diversified, private investment company that invests in, and manages, several companies, primarily in the technology and services sector. Previous to his tenure at Quadrant, Mr. Quasha served on the Board of Governors of the American Stock Exchange for 3 years.

John H. Theodoracopulos, Director, joined Sonus Communication Holdings, Inc. in April, 1999. Since 1989, Mr. Theodoracopulos has worked for National Shipping & Trading Corp., a tanker and bulk carrier operator. Based in New York, New York, he oversees the fleet's worldwide commercial operations. He also advises their overseas affiliates on investments in real estate, tourism and agriculture.


ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The following table shows, for the fiscal years ended December 31, 2000, and 1999 (the periods the Company has been in existence), the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, for our chief executive officer and other most highly compensated executive officers other than the chief executive officer, employed by us as of December 31, 2000.


                                                                            Annual Compensation

                                                             ------------------------------------------------------------

                                                                                            Securities                Other
                                                                                            Underlying                Annual
      Name and Principal Position          Fiscal Year        Salary         Bonus       Options/Warrants          Compensation
-------------------------------------     ------------      ----------    -----------    ----------------      ------------------

Sherry Shen, Chief Executive                  2000              -               -                -
  Officer  (1)                                1999              -               -                -

John Friedman, President and Chief            2000            $86,250           -              150,000
  Operating Officer  (2)                      1999              -               -                -

Frank C. Szabo, Executive Vice President      2000            $37,500           -              200,000
  And Chief Financial Officer  (3)            1999              -               -                -

W. Todd Coffin, Chief                         2000              -               -                -                   $50,000
  Executive officer  (4)                      1999              -             $37,500            -                   $80,000



        (1) Ms. Shen was elected as Chief Executive Officer on December 21, 2000, and received no compensation in 2000 for her service as CEO.

        (2) Salary reflected represents compensation received from March 29, 2000 pursuant to employment agreement negotiated coincident with merger with EOT. Mr. Friedman resigned his position as President and Chief Operating Officer effective February 15, 2001. He served effectively as acting Chief Executive Officer from June 2000 until December 21, 2000.

        (3) Reflects compensation received from October 1, 2000, the date Mr. Szabo joined the Company, through December 31, 2000. In February 2001, Mr. Szabo was appointed Acting Chief Operating Officer.

        (4) Mr. Coffin served as Chief Executive Officer of the Company from April, 1999 through June 2000, at which time he resigned. Mr. Coffin received his compensation through a consulting agreement.

OPTION AND WARRANT GRANTS IN LAST FISCAL YEAR

The following table presents information relating to option and warrant grants made during 2000 to our named Executive Officers.


                                                              Individual Grants
                         --------------------------------------------------------------------------------------------
                            Number of Shares      Percentage of Options
                           Underlying Options      Granted to Employees        Exercise or Base
           Name                 Granted             in Fiscal Year (1)          Price Per Share     Expiration Date
-----------------------  ----------------------   -----------------------     ------------------   ------------------
Sherry Shen                        -                      -                         -                        -

John Friedman                    150,000 (2)             19.48%                      $3.00                3/29/07

Frank C. Szabo                   200,000                 25.97%                      $ .47               10/03/10

W. Todd Coffin                     -                      -                          -                       -



(1) Percentages calculated based on aggregate of 220,000 employee stock options granted and 550,000 warrants issued to employees.

(2) Represents common stock purchase warrants issued in connection with EOT acquisition, none of which are vested and presently exercisable as of December 31, 2000.

EMPLOYMENT AGREEMENTS

The Company entered into a three-year employment agreement with John Friedman on March 29, 2000. The agreement provides that he will serve as Chief Operating Officer for Sonus Communication Holdings, Inc. The agreement provides for an annual salary of $115,000, and certain other benefits. The agreement also grants warrants to purchase 150,000 shares of common stock at an exercise price of $3.00. Such warrants vest in three years from grant date, and the warrants expire seven years from issue date. Mr. Friedman resigned his positions with the Company on February 15, 2001. In connection with his resignation, the Company and Mr. Friedman agreed to a modification of terms under his employment agreement. This modified agreement provided Mr. Friedman with three months severance, accrued vacation pay and certain additional benefits.

The Company entered into a three-year employment agreement with Paul Butler on March 29, 2000. The agreement provides that he will serve as Senior Vice President Carrier Services for Sonus Communication Holdings, Inc. The agreement provides for an annual salary of $115,000, and certain other benefits. The agreement also grants warrants to purchase 150,000 shares of common stock at an exercise price of $3.00. Such warrants vest in three years from grant date, and the warrants expire seven years from issue date.

The Company entered into a three-year employment agreement with Bradley Lewis on March 29, 2000. The agreement provides that he will serve as Senior Vice President Retail Services for Sonus Communication Holdings, Inc. The agreement provides for an annual salary of $115,000, and certain other benefits. The agreement also grants warrants to purchase 150,000 shares of common stock at an exercise price of $3.00. Such warrants vest in three years from grant date, and the warrants expire seven years from issue date. Mr. Lewis resigned his position with the Company on January 26, 2001. In connection with his resignation, the Company and Mr. Bradley agreed to a modification of terms under his employment agreement. This modified agreement provided Mr. Lewis with two months severance and certain additional benefits.

The Company entered into a three-year employment agreement with Michael Lakshin on June 15, 2000. The agreement provides that he will serve as Vice President of Ethnic Sales and Marketing for Sonus Communication Holdings, Inc. The agreement provides for an annual salary of $110,000, bonus plan based on customers acquired, and certain other benefits. The agreement also grants options to purchase 20,000 shares of common stock at an exercise price of $3.00. Such options vest in three years from grant date, and the options expire seven years from issue date.

The Company entered into a three-year employment agreement with Frank C. Szabo on October 1, 2000. The agreement provides that he will serve as Chief Financial Officer for Sonus Communication Holdings, Inc. The agreement provides for an annual salary of $150,000, minimum and performance based bonus, and certain other benefits. The agreement also grants options to purchase 200,000 shares of common stock at an exercise price of $.47. Such options vest in three years from grant date, and the options expire ten years from issue date.

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

EMPLOYEE STOCK INCENTIVE PLAN

On June 10, 1999, we adopted the 1999 Stock Incentive Plan, which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Stock Incentive Plan, which expires on June 10, 2009, employees may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% or greater shareholder. No option will be exercisable more than ten years from the date of grant. We have reserved 500,000 shares for issuance under the 1999 Stock Incentive Plan. As of the date of this prospectus, employees had been granted 306,000 shares. Options typically vest over a three-year period unless the Board of Directors in its discretion provides otherwise. Options shall become fully vested upon a "change of control" as defined in the 1999 Stock Incentive Plan. The Board of Directors has discretion to set the terms and conditions of options; including the term, exercise price, and vesting conditions, if any; to determine whether the option is an incentive stock option or a non-qualified stock option; to select the persons who receive such grants; and to interpret and administer the 1999 Stock Incentive Plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth certain information regarding the beneficial ownership of the common stock, the only class of capital stock authorized, as of December 31, 2000, by:

       (i) each person we know to be the beneficial owner of more than 5% of the outstanding shares of common stock,

       (ii) each of our directors, and

       (iii) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.







                        BENEFICIAL OWNERS OF MORE THAN 5%
                               OF OUR COMMON STOCK


             NAME AND ADDRESS                  AMOUNT AND NATURE

           OF BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
           -------------------              -----------------------         ----------------

Hudson River Investments                              1,685,815 (1)                 9.5%
PO Box 3136
Road Town
Tortolla, British Virgin Islands

Linkside Investments NV                               1,650,000 (2)                9.3%
C/O Curacao INTL TR CO NV
Curacao NI

Herbard Limited                                       1,200,000 (3)                6.7%
PO Box 438
Road Town
Tortolla, British Virgin Islands

L. Flomenhaft & Co., Inc.                             1,130,502 (4)                6.3%
225 West 34th Street
Suite 2008
New York, NY 10122

Quadrant Management Inc.                              1,116,000 (5)                6.3%
720 Fifth Ave.
New York, NY 10019

Charles W. Albo                                       1,000,000 (6)                5.6%
C/O Albo Limited Partnership
6005 Greely Blvd.
Springfield VA
22152

Nana Maraneli                                           950,000 (7)                5.3%
C/O Marineli Limited Partnership
111 Culpepper Road
Richmond VA 23229


        (1) Includes 1,185,815 shares of outstanding common stock and fully vested common stock purchase warrants issued September 30, 2000 to purchase 500,000 shares of common stock at an exercise price of $.60 per share.

        (2) Includes 1,100,000 shares of outstanding common stock and fully vested common stock purchase warrants issued September 30, 2000 to purchase 550,000 shares of common stock at an exercise price of $.60 per share.

        (3) Includes 800,000 shares of outstanding common stock and fully vested common stock purchase warrants issued September 30, 2000 to purchase 400,000 shares of common stock at an exercise price of $.60 per share.

        (4) Includes 199,247 shares of outstanding common stock and fully vested common stock purchase warrants (i) issued January 21, 1999 to purchase 78,750 shares of common stock at an exercise price of $1.00 per share, (ii) issued January 21, 1999 to purchase 487,500 shares of common stock at an exercise price of $.92 per share, (iii) issued August 3, 1999 to purchase 86,250 shares of common stock at an exercise price of $1.00 per share,
                (iv) issued August 3, 1999 to purchase 25,500 shares of common stock issuable at an exercise price of $3.00 per share, (v) issued August 3, 1999 to purchase 32,812 shares of common stock at an exercise price of $2.00 per share, and (vi) issued November 22, 1999, January 5, 2000 and January 27, 2000 to purchase 220,443 shares of common stock at an exercise price of $1.35 per share.

        (5) Includes fully vested common stock purchase warrants issued September 30, 2000 to purchase 1,116,000 shares of common stock at an exercise price of $.60 per share.

        (6) Includes 1,000,000 shares owned of record by Albo Limited Partners, a Virginia limited partnership, of which Mr. Albo is general partner.

        (7) Includes 950,000 shares owned of record by Maraneli Limited Partners, a Virginia limited partnership, of which Ms. Maraneli is general partner.

       The following table sets forth the beneficial ownership of common stock of the Directors and named Executive Officers based on 12,092,285 shares of common stock outstanding as of December 31, 2000.

                        BENEFICIAL OWNERSHIP OF DIRECTORS
                             AND EXECUTIVE OFFICERS

NAME AND ADDRESS                                 AMOUNT AND NATURE
OF BENEFICIAL OWNER                         OF BENEFICIAL OWNERSHIP               PERCENT OF CLASS
-------------------                         -----------------------               ----------------
Sherry Shen - Chief Executive Officer
  and Director                                        -                                   -
720 5th Avenue
New York, NY 10019

John Friedman - President, Chief                    270,288 (1)                         1.5%
  Operating Officer, and Director
165 W. 4th Street, #22
New York, NY 10014

Frank C. Szabo                                       66,667 (2)                          .4%
35 Mount Liberty Drive
Penfield, NY 14526

W. Todd Coffin - Chief                              242,007 (3)                         1.3%
Executive Officer, President and
Director
1600 Wilson Blvd.
Suite 1008
Arlington, VA 22209

Alan G. Quasha - Director                             -                                   -
729 5th Avenue
New York, NY 10019

John Theodoracopulos  Director                      175,160 (4)                         1.0%
545 Madison Avenue
6th Floor
New York, NY 10022

Dan Gomez                                            33,333 (5)                          .2%
1 Gate View Road
Wayne, PA 19087

Directors and Executive Officers as a Group       3,807,757 (6)                        21.2%


        (1) Includes 220,288 common shares outstanding and warrants to purchase 50,000 shares of common stock at an exercise price of $.47 per share that will vest by June 15, 2001.

        (2) Includes warrants to purchase 66,667 shares of common stock at an exercise price of $3.00 per share that will vest by June 15, 2001.

        (3) Includes warrants to purchase 4,688 shares of common stock at an exercise price of $2.00 per share, warrants to purchase 37,319 shares of common stock at an exercise price of $1.35 per share, and warrants to purchase 200,000 shares of common stock at an exercise price of $3.00 per share, all of which are vested and owned beneficially and of record by Hudson Allen & Co. Mr. Coffin is an equity holder in Hudson Allen & Co.

        (4)     Comprised of 175,160 common shares outstanding.

        (5) Comprised of vested warrants to purchase 12,500 shares of common stock, and warrants that will vest by June 15, 2001 to purchase 20,833 shares of common stock at an exercise price of $.375.

        (6) Includes 2,627,007 of common shares outstanding and warrants vested warrants to purchase common stock at various prices for former officers and directors.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1999, in conjunction with the agreement noted above, the Company agreed to redeem from each of Mr. Albo and Ms Maranelli (the "Founders") 75,000 shares of common stock at $1.50 per share (the Redemption Price"). The Founders agreed that payment of the Redemption Price would be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of the Founders $7,000 per month not to exceed the total Redemption Price. All amounts advanced would be deducted from the Redemption Price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August 1999, the Founders have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. At December 31, 1999, $112,000 had been paid leaving a balance due for the redemption of $113,000. As of December 31, 2000, $57,000 remains unpaid

In October 1999, we entered into a letter agreement with the investment banking firm of Hudson Allen & Co. Under the terms of the agreement, Hudson Allen agreed to render investment banking services for one year in exchange for a signing fee of 500,000 common stock purchase warrants, 100,000 vesting upon signing, with the remainder vesting in 100,000 warrant increments for each $2,000,000 worth of financing obtained for us by Hudson Allen. The agreement also provided for placement fees contingent on successful financings, and monthly management fees. This agreement expired and was cancelled in October 2000.

On August 18, 2000, the Company entered into a consulting agreement with L. Flomenhaft & Co, for merger and acquisition consulting services. The term of this agreement is 1 year, and provides for a consulting fee of $115,000 plus out-of-pocket expenses, to be paid monthly over the term of the agreement. In September 2000, the Company completed its latest unit offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. In connection with this transaction, warrants were issued to Quadrant Management Inc. as consideration for placement fees, and the fair value of these warrants was $21,437.

In December 2000, Alan G. Quasha, President of Quadrant Management Inc., was elected to the Board of Directors.

In December 2000, Sherry Shen, who is an employee of Quadrant Management Inc., was elected Chief Executive Officer and also elected to the Board of Directors. Among her other duties as C.E.O., Ms. Shen's role will include obtaining financing for the Company. Ms. Shen draws no salary, and no compensation expense has been imputed for financial reporting purposes in 2000, as her election occurred in late December 2000.

On January 2, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc. The 15% debentures were guaranteed by Empire One Telecommunications, and secured by all of the accounts (now and after acquired) of the Company and Empire One Telecommunications. As part of the 15% debenture purchase, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  Financial Statements

       Included in Part II of this report:

       Independent Auditors' Reports

       Consolidated Balance Sheet as of December 31, 2000

       Consolidated Statements of Operations for each of the two years in the period ended December 31, 2000

       Consolidated Statement of Changes in Stockholders' Equity for each of the two years in the period ended December 31, 2000

       Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2000

       Notes to Consolidated Financial Statements for the years ended December 31, 2000 and 1999

  Exhibits

  The exhibits are set forth on the attached Exhibit Index which is incorporated by reference.

  Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                EXHIBIT INDEX (a)

Exhibit
No.            DESCRIPTIOM OF EXHIBIT

10             Contract between Sonus Communications Holdings, Inc. and L.
               Flomenhaft & Co.

                                EXHIBIT INDEX (b)

The following exhibits are incorporated by reference as indicated.

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

2.4 Agreement and Plan of Merger by and among the Company, Empire One Telecommunications, Inc. and EOT
               Acquisition Corporation dated November 27, 1999, previously filed as Exhibit 2.3 to the registration statement on Form SB-2 filed on December 7, 1999, as amended by Amendment No. 1 filed on March 22, 2000, incorporated herein by reference.

3.1            Certificate of Incorporation of the Company, previously filed as
               Exhibit 2.1 of Form 10-SB, hereby incorporated by reference.

3.2            By-laws of the Company, previously filed as Exhibit 2.2 of Form
               10-SB, hereby incorporated by reference.

3.3            Certificate of Merger of Empire One Telecommunications into EOT
               Acquisition Corporation filed with the Secretary of State of the State of Delaware on March 29, 2000, previously filed as Exhibit
               3.1 of Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

3.4            Certificate of Merger of Empire One
               Telecommunications, Inc. with and into EOT
               Acquisition Corporation filed with the Department of State of the State of New York on March 29, 2000, previously filed as Exhibit 3.2 of Form-10-QSB filed on May 17, 2000, hereby incorporated by reference.

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

4.17           58,276 Placement Agent Warrants issued to L. Flomenhaft & Co.,
               Inc. dated November 22, 1999, previously filed as Exhibit 4.17 to
               Form SB-2, hereby incorporated by reference.

4.18           Placement Agent Warrants issued to L. Flomenhaft &
               Co., Inc. dated January 5, 2000, previously filed as Exhibit 4.1 to
               Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.
4.19           Placement Agent Warrants issued to Hudson Allen &
               Co. dated January 5, 2000, previously filed as Exhibit 4.2 to Form
               10-QSB filed on May 17, 2000, hereby incorporated by reference.

4.20           Placement Agent Warrants issued to L. Flomenhaft &
               Co., Inc. dated January 27, 2000, previously filed as Exhibit 4.3 to
               Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

4.21           Warrants issued to Ferris Baker Watts, Inc. dated
               March 29, 2000, previously filed as Exhibit 4.4 to Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

4.22           Registration Rights Agreement between the Company and
               certain shareholders of Empire One Telecommunications, Inc., previously filed as Exhibit 4.5 to Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

4.23           Form of Convertible Debenture, previously filed as Exhibit 4 to
               Form 10-QSB filed on August 14, 2000, hereby incorporated by reference.

4.24 Form of Subscription Agreement for the purchase of equity units of The Company, each equity unit consisting of two shares of common stock and one common stock purchase warrant (the "Unit
               Placement"), previously filed as Exhibit 4.1 of Form 10-QSB filed on November 20, 2000, hereby incorporated by reference.

4.25           Form of Warrant issued in Unit Placement, previously filed as
               Exhibit 4.2 of Form 10-QSB filed November 20, 2000, hereby incorporated by reference.

10.1           Employment Agreement dated as of April 15, 1999 between the
               Company and Charles W. Albo, previously filed as Exhibit 10.1 to
               Form SB-2, incorporated herein by reference.

10.2           Employment Agreement dated as of April 15, 1999 between the
               Company and Nana Maraneli, previously filed as Exhibit 10.2 to Form SB-2, incorporated herein by reference

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

10.9 Hudson Allen Letter Agreement, previously filed as Exhibit 10.9 of Form SB-2, hereby incorporated by reference.

10.10 Collateral Note made as of March 29, 2000 by the Company in favor of Citizens Telecommunications Company, previously filed as
               Exhibit 10.1 of Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

10.11          Security Agreement dated March 29, 2000 among the
               Company, Empire One Telecommunications, Inc. and Citizens
               Telecommunications Company, previously filed as Exhibit 10.2 of Form
               10-QSB filed on May 17, 2000, hereby incorporated by reference.

10.12 Consent and Release Agreement dated March 29, 2000 among the Company, EOT Acquisition Corporation,
               Empire One Telecommunications, Inc., Citizens Telecommunications
               Company, W. Todd Coffin and John K. Friedman, previously filed as
                Exhibit 10.3 of Form 10-QSB filed on May 17, 2000, hereby incorporated by reference.

21             Subsidiaries of the Company: Sonus Communication, Inc., a
               Virginia corporation, and Empire One Acquisition Corporation, a
               Delaware corporation.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 27, 2001                     SONUS COMMUNICATION HOLDINGS, INC.


                                           BY:/s/ Sherry Shen
                                           -------------------------------------
                                           Sherry Shen
                                           Chief Executive Officer

In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Sherry Shen                                     April 27, 2001
----------------------------------
President and Chief Executive
Officer, and Director


/s/ Frank C. Szabo                                  April 27, 2001
----------------------------------
Executive Vice President, Chief
Financial Officer and Director

/s/ Alan G. Quasha                                  April 27, 2001
----------------------------------
Director

/s/ John Theodoracopulus                            April 27, 2001
----------------------------------
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report...................................................F-2
Independent Auditors' Report...................................................F-3
Financial Statements
            Consolidated Balance Sheets........................................F-4
            Consolidated Statements of Operations..............................F-5
            Statement of Changes in Stockholders' Equity.......................F-6
            Consolidated Statements of Cash Flows..............................F-7
Notes to Financial Statements..................................................F-8


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sonus Communication Holdings, Inc.
And Subsidiaries (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheet of Sonus Communication Holdings, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonus Communication Holdings, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Sonus Communications Holdings, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a working capital deficiency, has defaulted on certain convertible debentures, has insufficient funds available for operations, and the subsidiaries have filed for protection under Chapter 11 of the Federal Bankruptcy Court. The Company's operating plans require additional funds, which may take the form of debt or equity security issuances or borrowings. Efforts to obtain financing have failed. Recovery of the Company's assets is dependent on the Company's ability to receive further funding and implement its operating plans. These conditions and the uncertainty over the Company's ability to obtain such additional financing or execute its operating plans raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.



M.R. Weiser & Co. LLP
New York, New York
April 2, 2001

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Sonus Communication Holdings, Inc.

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Sonus Communication Holdings, Inc. and subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Sonus Communication Holdings, Inc. and subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




                                             LAZAR LEVINE & FELIX LLP

New York, New York
February 10, 2000

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 1)
                           CONSOLIDATED BALANCE SHEET

                                   - ASSETS -

                                                                   December 31,
                                                                       2000
                                                                    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                            $32,884
   Accounts receivable, net of allowance for doubtful
   accounts of $125,020                                               1,524,168
   Prepaid expenses and other                                            53,188
                                                                    -----------
TOTAL CURRENT ASSETS                                                  1,610,240

PROPERTY AND EQUIPMENT, NET                                             479,124

GOODWILL, NET                                                         3,515,352

SECURITY DEPOSITS                                                       446,756
                                                                    -----------

TOTAL ASSETS                                                         $6,051,472
                                                                    ===========



                   - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
   Accounts payable                                                  $4,117,250
   Current portion of capitalized lease obligations
     and debentures                                                     311,422
   Due to shareholders                                                   57,000
   Accrued taxes                                                        277,305
   Accrued expenses, other                                               25,035
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             4,788,012


LONG-TERM LIABILITIES:
   Convertible debentures, net of discount and current portion           93,614
   Capitalized lease obligations, net of current portion                370,032
   Other non-current liabilities                                         38,000
                                                                    -----------
TOTAL LIABILITIES                                                     5,289,658
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 12,092,285 shares issued and outstanding                 1,209
   Additional paid-in capital                                         9,958,922
   Accumulated deficit                                               (9,198,317)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              761,814
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $6,051,472
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 1)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Years ended December 31,
                                                        --------------------------
                                                           2000           1999
                                                        ----------   ------------
OPERATING REVENUE:
   Telecommunication services                         $ 7,198,881    $ 1,704,056
                                                       ----------     ----------

OPERATING EXPENSES:
   Direct expenses                                      5,611,423      1,951,519
   Selling, general & administrative                    5,692,709      1,237,092
   Merger related costs                                     -            261,611
   Asset impairment charge                                572,564          -
   Goodwill impairment charge                           1,745,218          -
   Goodwill amortization                                  276,872          -
                                                       ----------     ----------

                                                       13,898,786      3,450,222
                                                       ----------     ----------

LOSS FROM OPERATIONS                                   (6,699,905)    (1,746,166)

OTHER INCOME (EXPENSE):
   Interest expense, net of interest
      income of $32,300 in 2000                        (  254,182)    (    5,100)
   Other expense                                          (44,705)          -
                                                       ----------     ----------
                                                       (  298,887)    (    5,100)
                                                       ----------     ----------

LOSS BEFORE INCOME TAXES                               (6,998,792)    (1,751,266)

   Provision for income taxes                               -              -
                                                       ----------     ----------

NET LOSS                                              $(6,998,792)   $(1,751,266)
                                                       ==========     ==========


Basic and diluted loss per common share               $(      .80)   $(      .44)
                                                       ==========     ==========

Basic and diluted weighted average shares
  outstanding                                           8,703,243      3,965,071
                                                       ==========     ==========





The accompanying notes are an integral part of these consolidated financial statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 1)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                             Common Stock            Additional
                                     --------------------------       Paid-in       Subscription      Accumulated
                                        Shares         Amount         Capital         Received          Deficit           Total
                                     ----------     -----------     -----------       ---------       -----------     -----------

Balance, January 1, 1999              3,597,954     $       360     $   267,334       $    -         $  (448,259)    $  (180,565)

Sale of common shares                   750,000              75         626,559                                          626,634
Shares issued for merger related
     consulting fees                    150,000              15          89,985                                           90,000
Shares returned by founders          (1,100,000)           (110)            110                                               -
Shares issued to consultant              50,000               5          37,495                                           37,500
Conversion on shareholder note           44,431               4          99,965                                           99,969
Repurchase from shareholders           (150,000)            (15)       (224,985)                                        (225,000)

Sale of common shares in Unit
     equity offering                    250,000              25         434,914                                          434,939
Conversion of convertible
     debentures                         588,325              59         530,766                                          530,825
Sale of common shares                   418,140              42         502,345                                          502,387

Waiver of compensation payable                                          112,000                                          112,000
Received for January 2000
     financing                                                                          135,000                          135,000
Net loss                                  -               -               -               -           (1,751,266)     (1,751,266)
                                     ----------     -----------     -----------       ---------       -----------     -----------
Balance, December 31, 1999            4,598,850     $       460     $ 2,476,488       $ 135,000      $(2,199,525)    $   412,423

Sale of common shares                 5,646,357             564       2,929,098        (135,000)                       2,794,662
Shares issued to acquire EOT          1,065,857             107       3,197,464                                        3,197,571
Waiver of compensation payable                                           56,000                                           56,000
Fair value of warrants issued
  in acquisition                                                        989,487                                          989,487
Common shares issued with
  convertible debentures                300,000              30         188,363                                          188,393
Beneficial conversion feature
  on convertible debentures                                              75,111                                           75,111
Conversion of convertible
  debentures                            481,221              48         113,520                                          113,568
Retire unamortized discount on
  convertible debentures                                                (66,609)                                         (66,609)
Net loss                                                                                              (6,998,792)     (6,998,792)
                                     ----------     -----------     -----------       ---------       -----------     -----------
Balance, December 31, 2000           12,092,285     $     1,209     $ 9,958,922       $   -          $(9,198,317)     $  761,814
                                     ==========     ===========     ===========       =========       ===========     ===========







The accompanying notes are an integral part of these consolidated financial statements

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                       (DEBTOR-IN-POSSESSION see Note 1)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                                        ------------------------
                                                                           2000         1999
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(6,998,792) $(1,751,266)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                        555,632       98,529
      Provisions for uncollectible receivables                             524,916       58,265
      Amortization of debt discounts                                       120,507        -
      Asset impairment charge                                              572,561        -
      Goodwill impairment charge                                         1,745,218        -
      Common shares issued for services rendered                             -          127,500
      Time contributed in lieu of salary                                    56,000      112,000
   Changes in assets and liabilities:
      Increase in accounts receivable                                   (1,334,248)     (48,957)
      Decrease in installment sales receivable                             187,430       43,660
      Decrease (increase) in prepaid expenses                              142,480     (166,572)
      Increase in accounts payable                                       1,896,986      170,006
      Increase in vendor equipment payable                                   -            8,393
      (Decrease) Increase in accrued expenses                              (58,355)      25,014
                                                                       -----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,589,665)  (1,323,428)
                                                                       -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                (79,381)    (379,417)
      Investment in purchased business, net of cash acquired              ( 50,096)       -
      Loans to Empire One                                                    -         (150,000)
      Deposits for equipment and circuits                                 (235,745)     (19,062)
                                                                       -----------   ----------
NET CASH (USED) IN INVESTING ACTIVITIES                                   (365,222)    (548,479)
                                                                       -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Private placement of common shares, net                            2,794,662    2,094,785
      Subscriptions received                                                 -          135,000
      Repurchase of founder shares                                         (56,000)    (112,000)
      Payment of lease obligation for network equipment                   (280,579)     (12,453)
      Issuance of convertible debentures and common stock                  300,000        -
      Reduction of non-current liabilities                                  (5,000)       -
                                                                       -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                2,753,083    2,105,332
                                                                       -----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (201,804)     233,425

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                     234,688        1,263
                                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                       $    32,884   $  234,688
                                                                       ===========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Common stock issued to acquire Empire One                         $ 3,197,571        -
                                                                       -----------   ----------
     Warrants issued to owners in connection
       with Empire One acquisition                                     $   989,487        -
                                                                       -----------   ----------
     Net liabilities assumed in connection
       with Empire One acquisition                                     $ 1,228,210        -
                                                                       -----------   ----------

     Common stock issued with convertible debentures                   $   188,393        -
                                                                       -----------   ----------
     Beneficial conversion discount recorded                           $    75,111        -
                                                                       -----------   ----------
     Debentures converted into common stock, net of
       unamortized discounts                                           $    46,959        -
                                                                       -----------   ----------
OTHER INFORMATION:
   Cash payments for interest                                          $   171,732   $   13,289
                                                                       -----------   ----------
   Cash payments for taxes                                             $     -       $    -
                                                                       -----------   ----------

The accompanying notes are an integral part of these consolidated financial statements

             SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2000

NOTE 1 - THE COMPANY

DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements include the accounts of Sonus Communication Holdings, Inc. (the "Company" or "Holdings") and the Company's wholly owned subsidiaries Sonus Communications, Inc. ("Sonus"), and Empire One Telecom ("EOT"). The Company was incorporated in April 1999 as part of the merger between Sonus Communications Inc. and The Park Group ("Park") and re-incorporation of The Park Group in Delaware. In March 2000, EOT merged with the Company. EOT is the primary operating subsidiary, while Sonus is currently inactive.

Prior to the merger with EOT, Sonus was a wholesale provider of low-cost, high-quality international telephone and Internet services. The Company offered Internet connectivity, voice, facsimile, Internet, and e-commerce services to US and foreign telephone and Internet Service Providers. In general, destinations were in developing countries characterized by high international telephone rates, poor Internet connectivity and little access to U.S. e-commerce or business-to-business services. Subsequent to the merger with EOT, the Company de-emphasized the Sonus wholesale business platform in favor of EOT's facilities based retail business platform. Currently the Company offers, through EOT, a diverse and increasing range of integrated communication services, including standard voice telecommunications (local and long distance), dial-up and dedicated Internet access and specialized data services (for commercial users). In addition, EOT maintains Web portals in Chinese, Russian and English. All of EOT's marketing, sales, and customer services are provided in the languages of the target markets. Currently, EOT's Customer Service Representatives ("CSR") speak Cantonese, Mandarin, Russian and Spanish as well as English.

The Company, through EOT, derives most of its telecommunications revenue from customers located in the United States. EOT currently offers long distance service to customers in various states where it is licensed to operate, including New York, New Jersey, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Delaware, Maryland and Washington DC. EOT also provides local phone service in New York and New Jersey on a resale basis from the incumbent local exchange carrier, and is licensed to provide local service in California. Long distance revenues from customers located outside the United States were less than 8% and 10% of revenues in year 2000 and 1999 respectively, and derived from the Sonus network, which is now decommissioned.

FINANCIAL CONDITION, LIQUIDITY AND FILING OF CHAPTER 11

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc. ("EOT"), Sonus Communications Inc. ("Sonus), EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company intends to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditor post-petition obligations in full and on time. To fund its operations during the bankruptcy proceeding, the Company is working to obtain Debtor-In-Possession ("DIP") financing. As of the date of this 10-KSB report, such financing has not yet been obtained. The DIP financing, if obtained, will be used to fund operations and working capital throughout the bankruptcy proceeding.

Each of the Company's subsidiaries will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Each of the Company's subsidiaries is currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date.

At this time, it is not possible to predict the outcome of the subsidiaries Chapter 11 cases or the effect on the Company's business. Although management intends that the Company's subsidiaries will emerge from bankruptcy in a prompt and expeditious manner, there can be no assurance that a reorganization will be successful.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company has incurred recurring losses from operations, has a working capital deficiency of $3,200,000, the Company has defaulted on certain convertible debentures, has insufficient funds available for operations, and the subsidiaries have filed for protection under Chapter 11 of the Federal Bankruptcy Court. The Company has taken steps to reduce the cost structure of the business, but the Company expects expenses to continue to exceed revenues for the foreseeable future and the lack of funds will inhibit the Company's ability to acquire new customers, thus limiting revenue growth. Efforts to obtain financing have failed. These conditions raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization for the subsidiaries, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of the Company's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sonus and EOT. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes operating revenue from the sale of communication services including local, long distance, internet access and data services. Revenue from telecommunications services is recognized as the service is provided. Accounts receivable includes both billed and unbilled amounts, and is reduced by an estimate for uncollectible amounts.

DIRECT OPERATING EXPENSES

The Company has interconnection agreements with several international long distance carriers, a major domestic long distance carrier and an incumbent local exchange carrier ("ILEC"). These service providers, together with our local and long distance switch based in New York City, comprises the Company's network. Direct operating expenses consist primarily of the cost to access, connect with and transport voice and data traffic through these service providers. Direct operating expenses are recognized as incurred.

STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock Based Compensation" for disclosure of its stock based compensation plan and other stock based compensation arrangements. As permitted by SFAS 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations for expense recognition.

NET LOSS PER SHARE

Basic earnings (loss) per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to a loss in 1999 and 2000, the options, warrants and convertible debentures are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

ADVERTISING AND PROMOTION

Costs of advertising are expensed as incurred. Advertising and promotion expense for the years ended December 31, 2000 and 1999 amounted to $1,085,746 and $31,228, respectively.

INCOME TAXES

The Company uses the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CONCENTRATION OF CREDIT RISK

The Company conducts business with a large base of customers. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and these customers are predominately U.S. based customers. In 1999, the Company had two customers that provided approximately 71% of the Company's revenue. At December 31, 2000 the Company had approximately $662,000 of unbilled accounts receivable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company maintains its cash balances primarily in two financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments including accounts receivable, accounts payable, accrued expenses, convertible debentures, and due to shareholders approximate their fair values due to their relatively short maturities.

ACCOUNTING FOR DERIVATIVES AND FINANCIAL INSTRUMENTS

SFAS 133 No. establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which amends SFAS No. 133 by deferring the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material impact on the Company's reported results of operations, financial position or cash flows.

PROPERTY AND EQUIPMENT

Network equipment and furniture and fixtures are recorded at cost, and depreciated using the following estimated useful lives:

                        Computers and other              2 - 7 years
                        Network equipment                  5   years

Depreciation is computed using the straight-line method over the estimated useful lives beginning in the month an asset is placed into service.

GOODWILL

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The excess of purchase price over the fair value of the net assets acquired (goodwill) is amortized using the straight-line method over 15 years.

The Company assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in stock price for a sustained period, and market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on the market value method. The market value method compares the enterprise's net book value to the value indicated by the market price of its equity securities; if net book value exceeds the market capitalization, the excess is applied as a reduction of the carrying amount of the goodwill.

LONG-LIVED ASSETS

Management periodically evaluates the carrying value of its long-lived assets, including property and equipment, and goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the undiscounted cash flows of the asset or other relevant measures. As more fully described in Note 7, the Company did record a fair value adjustment of approximately $573,000 in December 2000 related to certain network equipment.

CONCENTRATION OF SUPPLIERS

The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of being unable to renew favorable supplier contracts, and the supplier not timely processing orders for the Company's customers. The Company is at risk with respect to regulatory agreements that govern rates charged by the suppliers.

As of the end of December 31, 2000, three vendors (Global Crossing, Teleglobe and Verizon) provided approximately 69% of international and domestic long distance transport and termination services, and local services, amounting to approximately $3,700,000 of annual total direct expenses. Except for the local phone services, which are provided to our customers on a resale basis and are provided by the incumbent local exchange carrier (Verizon), other carriers are available and provide similar services.

Four vendors, including the three noted above, had an aggregate balance of approximately $2,400,000 or 58% of accounts payable as of December 31, 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications, which have no effect on net income, have been made in the prior period financial statements to conform to the current presentation.

NEW PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's reported results of operations, financial position or cash flow.

NOTE 3 - MERGER & ACQUISITION

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

On March 29, 2000, the Company merged with EOT. The Company exchanged 1,065,857 shares of common stock in exchange for all the outstanding common shares of EOT plus assumption of debt. The shares were valued at $3.00 per share, as determined on November 15, 1999, the date the definitive merger agreement was executed. The acquisition was accounted for as a purchase. The operations of EOT are included with those of the Company prospectively, effective April 1, 2000. The value of consideration from the shares exchanged was $3,197,571. Additional costs of the merger included legal and investment-banking fees paid of $122,174, warrants issued to EOT founders with an estimated fair value of $507,600, and in-the-money warrants issued to investment bankers with an estimated fair value of $481,887. The net liabilities assumed in connection with the EOT merger, which approximated fair value, was $1,228,210. As a result, the Company recorded $5,537,442 in goodwill related to the merger, which is being amortized over 15 years. The following unaudited pro forma information for the years ended December 31, 2000 and 1999 combines the results of operations of the Company and EOT as if the acquisition had occurred on January 1, 1999. The unaudited pro forma information does not purport to represent what the actual results of operations would have been for the Company had the merger been consummated at the beginning of the earliest period presented, is not indicative of actual results and does not purport to represent what the results of operations of the combined entity may be in the future.

                                                                            Unaudited
                                                                            Pro forma
                                                                            Year ended
                                                                           December 31,
                                                                     ------------------------
                                                                        2000          1999
                                                                     ----------    ----------

     Revenue                                                         $8,425,093    $6,414,280
     Direct Expenses                                                  6,577,807     5,074,411
     Other operating expenses                                         8,790,770     3,646,710
     Goodwill amortization                                              369,163       369,163
     Interest and other income (expense)                               (302,958)     (207,341)
     Net loss                                                       $(7,615,605)  $(2,883,345)
     Net loss per basic and diluted share                                 $(.85)        $(.57)

NOTE 4 - INSTALLMENT SALES

During 1998, The Company purchased, through Sonus, telecommunications equipment from a vendor at a cost of $231,090, which was sold to Egrisi Joint Stock Company, Ltd., an entity in the Republic of Georgia for $362,430. The payment terms were based on the usage of the equipment. As a result, the Company recorded this sale under the installment method. Each payment collected was allocated to cost and profit in the same ratio that these two elements existed at the time of the sale. No installment sales were recorded in 1998. During 1999, the Company recorded installment sales of $69,014 with a margin of $ 25,206. At December 31, 1999, the remaining receivable on the installment sale was $187,430 net of unearned profit of $106,134. During 2000, the Company recorded $1,844 of installment sales. Shortly after the merger with EOT, the service agreement with Egrisi was cancelled, and payments on the equipment ceased. A dispute exists between the Company and Egrisi regarding the termination of the service agreement and the amount of liabilities the Company has recorded under the agreement. Egrisi has indicated that they believe the Company's liability to them is approximately $485,000, and is largely comprised of a liability incurred between Egrisi and another service provider that is not a direct party to the original contract between Egrisi and the Company. Management believes that the Company bears no responsibility for this other agreement, and thus disputes Egrisi's claim. Regarding the equipment sold and delivered to Egrisi, such equipment has not been returned, and recovery is deemed not likely. The Company has fully provided for the net installment sale receivable related to this equipment sale of $185,496 through a provision for bad debt expense in the year ended December 2000. Considering the value of the equipment not returned, and the Company's recorded outstanding trade payable of approximately $3,000 to Egrisi for past services, it is estimated that a net receivable is due the Company from Egrisi of approximately $140,000, which has not been recorded at December 31, 2000. No further communication has been received from Egrisi on this matter since December 2000.


NOTE 5 - IMPAIRMENT OF GOODWILL

During the fourth quarter ended December 31, 2000, the Company performed an impairment assessment of the enterprise level goodwill recorded upon the acquisition for stock of EOT, which the Company completed on March 29, 2000.
The Company's assessment was performed primarily due to the inability of EOT to achieve positive cash flow, the uncertainty of obtaining needed financing, the subsequent filing for bankruptcy protection, the volatility in the communications industry, and the significant decline in the Company's stock price since the date the shares issued in the acquisition were valued. Goodwill significantly exceeded its market capitalization prior to the impairment charge. As a result of the review, the Company recorded approximately $1,745,000 as an impairment charge to reduce its enterprise level goodwill. The charge was determined based upon the market capitalization of the Company as of December 31, 2000. The remaining goodwill of approximately $3,515,000 will be amortized over the remaining useful life of approximately 15 years, which the Company considers appropriate. Given the circumstances noted above, it is at least reasonably possible that the Company's estimate of the recoverability of goodwill will change in the near term.

NOTE 6 - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 2000, the Company recorded an impairment charge to unamortized goodwill in the amount of approximately $1,745,000 (See Note 5). The Company is unable to reasonably estimate the effect, if any, of this adjustment on prior quarters in 2000.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 consists of the following:

                    Network equipment                     $  33,364
                    Computers & other office equipment      197,115
                    Assets held under capital lease         416,733
                                                          ---------
                                                            647,212
                    Accumulated depreciation               (168,088)
                                                          ---------
                    Property and equipment, net           $ 479,124
                                                          =========

Depreciation expense was $278,761 and $98,529 for the years ending December 31, 2000 and 1999.

Subsequent to the merger with EOT, the wholesale carrier business platform of Sonus has been de-emphasized, and currently, no revenue is derived from the Sonus network. Some wholesale carrier business is realized through EOT's network. As a result, much of the redundant network equipment installed to support that business has been decommissioned and idled, and no alternative uses for the equipment have been determined, nor are any contemplated. Coincident with the decommissioning of this network equipment, several service agreements with various carriers, both foreign and domestic, were cancelled. A substantial amount of this equipment, including equipment acquired under capitalized leases, was deployed with carriers in foreign countries including the Republic of Georgia, Pakistan and China. The equipment remains in the possession of these foreign vendors, and management believes that some of this equipment is being held in response to non-payment of past-due trade payable balances. Management believes the likelihood of recovery of the equipment is doubtful, and accordingly has recorded a write-down of approximately $540,000 against the carrying value of this equipment. Additionally, approximately $33,000 has been accrued representing estimated loss that will be incurred upon return of leased equipment to the lessor.


NOTE 8 - DEBT

Long-term borrowings at December 31, 2000 consists of the following:

   8% Convertible debentures, due 2001                   $ 20,000
   8% Convertible debentures, due 2002, net
     of unamortized discount of $76,386                    93,614
   Capitalized lease obligation, due 2002                 112,915
   Capitalized lease obligation, due 2003                 218,585
   Capitalized lease obligation, due 2004                 329,954
                                                          -------
                                                          775,068
   Less current portion                                   311,422
                                                          -------
                                                         $463,646
                                                         ========

Long-term borrowings maturing in each of the four years from December 31, 2000 are as follows:


                      Fiscal year            Amount
                      -----------           --------
                        2001                $311,422
                        2002                 281,931
                        2003                  83,450
                        2004                  98,265
                                            --------
                                            $775,068
                                            ========


NOTE 9 - FINANCING

On January 20, 1999, in connection with the merger with Park, the shareholders of the Company approved a 1 for 262.154216 reverse stock split of the Company's common stock. Additional shares were issued to round up each shareholder's fractional shares, and as a result of this split, 347,954 shares became outstanding immediately after the reverse split. The financial statements were retroactively adjusted to account for this transaction.

On January 21, 1999, Sonus completed the sale of 750,000 shares of common stock at $1.00 per share in a private placement to accredited investors. The aggregate offering price was $750,000 with Sonus netting cash proceeds of $627,000. L. Flomenhaft & Co.("Flomenhaft"), acting as investment banker, received $75,000 in cash and a five-year common stock purchase warrant for 112,500 shares for its services. The investors in the private placement received piggyback registration rights in connection with the sale.

In May 1999, the Company issued an aggregate principal amount of $575,000 of its 10% convertible debentures ("Debentures"). The Debentures were automatically converted under the terms of the agreement to common stock with the sale of the Equity Unit offering in August 1999 as described below. Debenture holders were also entitled to an "equity kicker" equal to one-half the number of shares of common stock into which the Debentures were converted. The Company converted the Debentures into common stock at $1.50 per share and, in accordance with the terms of the Debentures, provided the additional shares as part of the equity kicker thereby effectively making the price of the common shares $1.00 per share. Flomenhaft provided the investment banking services for this offering. By the terms of the Debentures, all investment-banking fees were deferred until the Debentures were converted. In August, with the conversion of the Debentures into shares of common stock, the cash fees of $57,500 and the five-year warrants were issued to Flomenhaft.

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

In conjunction with the acquisition of Empire One Telecommunications, the Company completed the sale of 1,851,504 shares of common stock at $1.35 per share. The aggregate offering price was $2.5 million with the Company realizing $2,246,000 in cash proceeds. The offering was completed in three pieces with the first closing occurring on November 22, 1999 for 418,140 shares resulting in gross proceeds of $564,000 and net proceeds to the Company of $502,000, the second closing occurring on January 5, 2000 for 1,088,939 shares resulting in gross proceeds of $1,470,000 and net proceeds to the Company of $1,327,000, and the final closing occurring on January 27, 2000 for 344,425 shares resulting in gross proceeds of $465,000 and net proceeds to the Company of $417,157. The difference between gross proceeds and net proceeds reflect expenses of approximately $11,000 with the remaining difference being the cash portion of the investment banking fees. The closing that occurred on November 22, 1999 is included in the issued and outstanding common stock of the Company at December 31, 1999. At December 31, 1999, the Company had received $135,000 from investors in anticipation of the closing that occurred on January 5, 2000. These proceeds are shown as Subscriptions Received on the accompanying Statement of Changes in Stockholders' Equity at December 31, 1999.

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

As the debentures included one share of common stock for each dollar of debentures, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. As a result, a discount on the debentures of $188,393 was recorded, and this value was ascribed to the common stock, based on the then market price of $1.688. This discount on the debentures is being amortized over the term of the loan. Additionally, in accordance with EITF 98-5, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present at the time of issuance. This beneficial conversion component was measured as the difference between the market price of the common stock at issue date of $1.688 and the conversion price of the debentures at $1.35. The resulting intrinsic value of $75,111 has also been recorded as a discount at issue date, and is being amortized over the term of the loan as interest expense.

The Company completed an equity financing of at least $500,000 on September 30, 2000, and holders were eligible to convert their notes into common shares. As of November 13, 2000, debenture holders comprising $110,000 of notes elected to convert their notes. On that date, $110,000 of notes payable, related accrued interest of $3,520 and the unamortized discount was converted into 481,221 common shares, which were issued on that date at a conversion price of $.236 per share. Remaining debenture holders comprising $170,000 of notes elected not to convert to common shares, but at the request of the Company, agreed to extend the maturity of their notes for 22 months from December 2000. All other terms of their original notes remained unchanged. Finally, one debenture holder comprising $20,000 elected to redeem his note for cash, and this note has not been paid by December 31, 2000 and is in default.

In September 2000, the Company completed its latest offering. The Company was seeking to provide net proceeds of $2.7 million after banking, legal and accounting fees. The offering was for 5,000,000 units, with each unit consisting of two shares of the Company's common stock and one common stock purchase warrant, with an exercise price of $.60. The purchase price per Unit was $.60. The offering was completed in various installments between July 1 and September 30, 2000, and the total gross proceeds received were $1,263,898. After legal and investment banking fees paid of $78,393, net proceeds were $1,185,505. Additionally, warrants were issued as consideration for placement fees to certain advisors including related parties (Quadrant Management Inc.), and the fair value of these warrants was $23,285.

NOTE 10 - WARRANTS AND OPTIONS

FINANCING WARRANTS: In conjunction with the financing completed on January 21, 1999, Flomenhaft received 112,500 stock purchase warrants as a portion of the fees for acting as Sonus' investment banker. The exercise price was set at $1.00 per share, the per share sales price of the related private placement. Of the 112,500 warrants, Sonus issued 90,000 warrants to Flomenhaft and a warrant for the remaining 22,500 shares to a nominee of Flomenhaft. The warrants have piggyback registration rights associated with them. The warrants had a fair value of $48,000.

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

As part of the investment banking fees in conjunction with the Company's Unit Equity offering in August 1999, Flomenhaft earned a common stock purchase warrant for 37,500 shares at an exercise price of $2.00 per share, the price of each Unit in the offering. Of the shares earned, 32,812 were issued to Flomenhaft with the remaining 4,688 issued to a nominee of Flomenhaft. The warrants had a fair value of $15,000.

In conjunction with the completion of its offering of 1,851,504 shares of common stock at $1.35 in January 2000, Flomenhaft and a nominee of Flomenhaft (Hudson Allen) received five-year common stock purchase warrants to acquire a total of 220,443 shares and 37,319 shares, respectively, of the Company's common stock at an exercise price of $1.35 per share, the price of the common stock in the offering, as consideration for investment banking services for this financing.

In connection with the merger of EOT, the Company issued warrants to each of John Friedman, Paul Butler and Bradley Lewis, to purchase up to 150,000 shares of common stock at an exercise price of $3.00 per share, which was equal to the determined value per share at the date of grant. The warrants will vest over 3 years, and expire 7 years from issue date. The warrants had a fair value of $507,600 and were included in the purchase price of EOT. Also, in connection with the merger of EOT, the Company issued warrants to investment bankers, to purchase 353,500 shares of common stock at an exercise price of $2.00 per share. These warrants vested immediately, and expire 5 years from issue date, and had an estimated fair value of $481,887.

In September 2000, the Company completed its latest offering. In connection with this offering, the Company issued 2,106,497 warrants with each unit. Additionally, warrants to purchase 116,000 shares of common stock were issued to Quadrant Management Inc., and warrants to purchase 10,000 shares were issued to GV Capital Corp., as consideration for placement fees. The exercise price of each of these warrants is $0.60, the price of the unit in the offering, and expire 5 years from issue date. The fair value of the warrants was $23,285.

CONSULTING WARRANTS: On January 14, 1999, Sonus Communications entered into a two year consulting arrangement with L. Flomenhaft & Co. ("Consultant") whereby the Consultant is to provide strategic financial, business planning and business development services. The Agreement became effective January 21, 1999 when the first private placement was completed. To compensate the consultant for his efforts, Sonus issued a five-year warrant for 487,500 shares of common stock of the Company with an exercise price of $1.00 per share, which was equal to the offering price.

Effective April 1, 1999, the Company entered into a consulting agreement with Coffin & Sons, Inc., a consulting firm owned by Mr. W. Todd Coffin, the Company's President and CEO. The agreement provided that Mr. Coffin serve as CEO for a term of six months and 15 days and that Mr. Coffin serve on the Board of Directors of the Company during the consulting period. For the services of Mr. Coffin, Coffin & Sons received cash compensation of $10,000 per month of which $2,000 per month was deferred until after the successful completion of the next private placement completed after the effective date of the agreement. The private placement was completed and the deferred payment was subsequently paid. In addition to the cash compensation, Coffin & Sons, Inc was issued 50,000 shares of common stock in May 1999 and is entitled to receive (i) 50,000 shares upon the successful completion of the private placement of common shares at a per share price of at least $1.50 and gross proceeds of at least $1 million;
(ii) 50,000 shares following the registration of shares issued in the private placement and the shares trade at or above $3.00 per share for 20 consecutive trading days; and (iii) 50,000 shares following the installation of a new chief executive officer identified by Coffin & Sons, Inc and acceptable to the Company. The agreement expired October 15, 1999. Mr. Coffin and the Company agreed to extend the Agreement on a month-to-month basis until a new CEO can be found. No additional shares have been issued in connection with this agreement. This agreement was effectively cancelled, by mutual agreement in early 2000.

On April 20, 1999, the Company entered into a three-month consulting agreement with Hudson Capital, a consulting firm owned by Mr. Raleigh Coffin, a director of the Company and the father of Mr. W. Todd Coffin. The agreement provided for Mr. R. Coffin to help the Company develop a comprehensive business plan along with an institutional investor presentation. Compensation to Hudson Capital consisted of $10,000 per month of which $5,000 per month was deferred until after the successful completion of the next private placement and a five-year warrant for 100,000 shares with an exercise price of $1.00 per share, which was the value of the underlying common stock. The remaining balance of $10,000 remaining at December 31, 1999 was paid in January 2000. The warrant vests as to: (i) 25,000 shares upon the signing of the agreement; (ii) 25,000 shares upon the completion of the business plan; (iii) 25,000 shares upon successful completion of the private placement noted above and (iv) 25,000 shares when the stock publicly trades at $3.00 per share for at least 20 consecutive days.

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

Additionally, the Company in May 1999 redeemed from each of Mr. Albo and Ms Maraneli 75,000 shares at $1.50 per share (the "Redemption Price"). Mr. Albo and Ms. Maraneli agreed that payment of the Redemption Price be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of Mr. Albo and Ms. Maraneli up to $7,000 per month not to exceed the total Redemption Price. All amounts advanced will be deducted from the redemption price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August, Mr. Albo and Ms Maraneli have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. As of December 31, 1999, $112,000 had been paid leaving a balance due for the redemption of $113,000. As of December 31, 2000, $57,000 remained unpaid.

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

In September 1999, in conjunction with the hiring of an investment relations firm, the Company issued a five year warrant to purchase 150,000 shares of common stock of the Company at $2.50 per share, the market value on the date of the agreement as determined based on the closing price of the Company's common stock on the NASDAQ Bulletin board on the day prior to the date of the agreement. This warrant expires 5 years from issue date.

In June 2000, the Company cancelled an existing stock option agreement and replaced it with a warrant agreement for an officer. The warrants entitle the holder to purchase 100,000 common shares with an exercise price of $1.91, vested immediately upon issuance, and have a 5-year term from issue date. In accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", which became effective July 1, 2000, this effective modification results in a variable award, which results in the recognition of compensation expense during the life of the award, measured as the difference between the closing market price at each measurement date and the closing common stock price at July 1, 2000, times the number of outstanding warrants. As of December 31, 2000, no compensation expense was recognized under these warrants, as the market price was below the July 1, 2000 market price.

EMPLOYEE STOCK OPTION PLAN: On June 10, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Plan") which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the 1999 Plan, which expires on June 10, 2009, employees of the Company and its subsidiaries may be granted incentive stock options, non-statutory stock options and restricted stock awards. The option price of shares of common stock generally will not be less than 100% of the fair market value on the date of grant or 110% of fair market value in the case of a grant to a 10% shareholder. No option will be exercisable more than ten years from the date of grant. The Company has reserved 500,000 shares for issuance under the 1999 Plan. Options typically vest over a three-year period unless the Board of Directors in its discretion provides otherwise. Options issued during 2000 were issued with provisions for the option to vest over three years from the date of grant. Options shall become fully vested upon a "change of control" as defined in the 1999 Plan.

DIRECTORS OPTION PLAN: On June 10, 1999, the Company adopted the 1999 Director Stock Incentive Plan (the "Director Plan"), which was approved by a majority of the stockholders on July 12, 1999. Under the terms of the Director Plan, which expires on June 10, 2009, non-employee directors of the Company may be granted non-statutory stock options at an exercise price equal to 100% of the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. The Company has reserved 350,000 shares for issuance under the 1999 Plan.

A summary of stock option transactions from the beginning of the plans through December 31, 2000 is as follows:

                                                 Employees' Plan        Directors' Plan    Employee Warrants
                                             ---------------------   --------------------  ------------------
                                             Number       Average    Number      Average   Number    Average
                                               of        Price Per     of       Price Per    of     Price Per
                                             Shares        Share     Shares       Share    Shares    Share
                                             -------     --------    ------     --------   -------  ---------
Outstanding January 1, 1999                     -        $    -                 $    -
Granted                                      306,000         1.42    50,000         2.00   475,000  $  1.38
Exercised                                       -             -        -             -       -         -
Canceled                                        -             -        -             -       -         -
                                             -------     --------    ------     --------   -------  -------
Outstanding December 31, 1999                306,000         1.42    50,000         2.00   475,000     1.38

Granted                                      220,000          .70   100,000         1.44   100,000     1.91
Cancelled                                   (306,000)        1.42   (50,000)        2.00     -         -
                                             -------     --------   -------      -------   -------  -------
Outstanding December 31, 2000                220,000     $    .70   100,000     $   1.44   575,000  $  1.47
                                             =======     ========   =======     ========   =======  =======

Exercisable Options at December 31, 2000        -         $   -      62,500     $   1.44   575,000  $  1.38
                                             =======     ========   =======     ========   =======  =======


The following table summarizes information about options and warrants outstanding and exercisable at December 31, 2000:

                                 Options/warrants outstanding                   Options/warrants exercisable
                    -------------------------------------------------------    -------------------------------
                                                       Weighted
                                                       average     Weighted                         Weighted
                    Range of                          remaining    average                          average
                    exercise     Options/warrants    contractual   exercise   Options/warrants      exercise
                      price         outstanding         life        price        exercisable         price
                    --------     ----------------    -----------   --------   ----------------    -----------
Employees' Plan
---------------
                    $   .47          200,000         9.75 years    $  .47            -               -
                       3.00           20,000         9.50 years      3.00            -               -
                                     -------                                      --------
                                     220,000         9.73 years    $  .70            -               -
                                     -------                       ------         --------         ------
Directors Plan
--------------
                    $   .38           50,000         9.75 years    $  .38           12,500         $  .38
                       2.50           50,000         8.75 years      2.50           50,000           2.50
                                     -------                                      --------
                                     100,000         9.25 years    $ 1.44           62,500         $ 1.44
                                     -------                       ------         --------         ------

Employee Warrants
-----------------
                    $1.00 - $1.50    475,000         3.67 years    $ 1.04          225,000         $ 1.00
                    $  1.91          100,000         4.50 years      1.91          100,000           1.91
                                     -------                                       -------
                                     575,000         3.81 years    $ 1.38          325,000         $ 1.28
                                     -------                       ------          -------         ------

The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FASB 123), net loss in 2000 would have increased to $5,626,265 ($0.65 per share) compared to $5,374,490 ($0.62 per share), and net loss in 1999 would have increased to $1,828,640 ($0.46 per share) compared to $1,751,266 ($0.44 per share).

For purposes of calculating the above required disclosure, the fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000: risk-free interest rate of 5.50%, no expected dividend yield, a volatility factor of 58% and an expected life of 5 years. The weighted-averages assumptions used for grants in 1999: risk-free interest rate of 6.84%, no expected dividend yield, a volatility factor of 75% and an expected life of 7 years.


NOTE 11 - INCOME TAXES

No provision for federal and state income taxes has been recorded since the Company has incurred losses through December 31, 2000 aggregating $9,198,317. Deferred tax assets at December 31, 2000 and 1999, which consist primarily of the tax effect of the net operating loss carryforwards noted above, amount to approximately $3,000,000 and $750,000, respectively. The Company has provided a valuation reserve to reduce this asset to zero at both December 31, 2000 and 1999 since there is no assurance the Company will generate future taxable income to utilize the asset. The Company has available net operating loss carryforwards of approximately $7,000,000 expiring through 2020. The availability of the net operating loss carryforwards to offset income in future years, if any, may be limited by Internal Revenue Code Section 382 as a result of certain changes in ownership that have occurred. The Company has not filed all income tax returns for Sonus Communications and Sonus Holdings for the 1999 tax year. The Company does intend to file these returns as soon as practicable.

NOTE 12 - TRANSACTIONS WITH THE FOUNDERS

At December 31, 1998, the Company had a note to a shareholder with a principal balance of $99,969 plus accrued interest. Interest accrued at an annual rate of 7%. In conjunction with an agreement made with the shareholder effective April 16, 1999, the principal was converted into 44,431 shares of common stock of the Company. Accrued interest, which totaled $19,509 at the time of the principal conversion, remains unpaid at December 31, 2000 and is included in other accrued expenses.

In May 1999, in conjunction with the agreement noted above, the Company agreed to redeem from each of Mr. Albo and Ms Maranelli (the "Founders") 75,000 shares of common stock at $1.50 per share (the Redemption Price"). The Founders agreed that payment of the Redemption Price would be deferred until the closing of a private placement resulting in gross proceeds to the Company of at least $1 million. In exchange for the deferral of the Company's payment obligations, the Company agreed to advance each of the Founders $7,000 per month not to exceed the total Redemption Price. All amounts advanced would be deducted from the Redemption Price when paid. Although the repayment was required to be made at the time of the Unit Equity sale in August 1999, the Founders have continued to accept advances from the Company in lieu of full payment until the Company's cash position is better able to support the remaining amounts due. At December 31, 1999, $112,000 had been paid leaving a balance due for the redemption of $113,000. As of December 31, 2000, $57,000 remains unpaid.

The Founders have asserted a claim of $247,000 against the Company in connection with a loan. The Company denies the existence of such a loan. Should the founders seek to recover any amount allegedly owed under this loan, the Company intends to defend the claim through trial.

The Agreement further called for the Founders beginning on May 1, 1999 to devote all their time to the Company and to take no compensation for one year. Beginning May 1, 2000, the Founders were to be paid an annual salary commensurate with that paid to similarly situated members of senior management of the Company. As a result of this agreement, the Company has recorded $56,000 in 2000, and $112,000 in 1999, as salary expense with a corresponding contribution to capital for the fair value of the time devoted by the Founders to the Company. During 2000, the founders terminated their employment from the Company.


NOTE 13 - RELATED PARTY TRANSACTIONS

On August 18, 2000, the Company entered into a consulting agreement with L. Flomenhaft & Co, for merger and acquisition consulting services. The term of this agreement is 1 year, and provides for a consulting fee of $115,000 plus out-of-pocket expenses, to be paid monthly over the term of the agreement.

In December 2000, Sherry Shen, who is an employee of Quadrant Management Inc., was elected Chief Executive Officer and also elected to the Board of Directors. Among her other duties as C.E.O., Ms. Shen's role will include obtaining financing for the Company. Ms. Shen draws no salary, and no compensation expense has been imputed for financial reporting purposes in 2000, as her election occurred in late December 2000.

(See notes 9, 10, and 12 for other related party transactions).


NOTE 14 - RETIREMENT PLAN

The Company's original retirement Plan (the "Plan"), which was established in 1999, is a defined contribution plan including provisions of section 401(k) of the Internal Revenue Code. Employees of Holdings who have completed 30 days of service ("Participants") are eligible to participate in the Plan. The Plan permits, but does not require, the Company to match employee contributions. In addition, Holdings may make discretionary contributions to the Plan, which will be allocated to each participant based on the ratio of such Participant's eligible compensation to the total of all Participants' eligible compensation. Amounts contributed by Holdings vest evenly over three years based on years of service. Participants may elect to direct the investment of their contributions in accordance with the provisions of the Plan. The Company discontinued this plan in 2000, and made no contributions to the Plan during 2000 or 1999.

The Company's current plan, originated by EOT was established in 1999, is a defined contribution plan including provisions of section 401 (k) of the Internal Revenue Service Code. Employees of the Company who have completed 90 days of service ("Participant") are eligible to enroll in the plan on semi-annual open enrollment dates January 1 and July 1. The plan provides for the Company to match 50 percent of Participant's contributions. The Company does not make matching contributions in excess of 4 percent of a Participant's compensation. Amounts contributed by the company vest over a 5-year period. Participants direct the investment of their contributions in accordance with the provisions of the Plan. The Company's contributions to the plan were $16,122 in 2000 and $9,073 in 1999.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES: The Company leases office space, certain equipment and co-location space under lease agreements certain of which are renewable at the Company's option and/or provide for increase in rent over the life of the lease. Rent expense for 2000 was $316,359, and $44,749 for 1999.

Approximate aggregate future minimum rentals applicable to operating leases in effect at December 31, 2000 are as follows:

                        Year Ending December 31,

                                    2001                                 $  395,872
                                    2002                                    367,930
                                    2003                                    338,663
                                    2004                                    266,678
                                    2005                                    262,800
                              After 2005                                  1,182,600
                                                                      -------------
                        Total minimum rental                             $2,814,543
                                                                      =============

EMPLOYMENT CONTRACTS:

During 2000, the Company entered into employment agreements with each member of management. These agreements, which were entered into at various times during the year, provide for specific annual salaries, certain bonus provisions, and certain additional benefits. The agreements also provide for options or warrants to purchase common stock. The expected minimum annual salary commitments for the remainder of the contract terms as of December 31, 2000 are summarized as follows:

                                 2001         2002         2003
                              --------     --------     --------
Minimum salary                $605,000     $605,000     $271,000
                              --------     --------     --------

In February and March of 2001, the Senior Vice President of Retail Services and the Chief Operating Officer resigned their respective positions. In connection with their exit terms from the Company, they both offered, and the Company accepted, reduced severance terms. As a result of these resignations and reduced severance obligations, the expected minimum salary commitments for each of 2001, 2002 and 2003 are reduced by approximately $149,000, $230,000 and $57,000, respectively.

During 2000, both Mr. Albo and Ms. Maraneli terminated their employment with the Company. A dispute arose regarding the remaining obligation under their employment agreements. Litigation ensued, and an action was brought in the State of Virginia, where the action was dismissed.

NOTE 16 - SUBSEQUENT EVENTS

On January 2, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc. The 15% debentures were guaranteed by Empire One Telecommunications, and secured by all of the accounts (now and after acquired) of the Company and Empire One Telecommunications. The 15% debentures became due on April 2, 2001 and are in default. The Company has not paid either principal or interest on the 15% debentures, and owes approximately $82,893 of principal and accrued interest on the 15% debentures as of March 31, 2001. As part of the 15% debenture purchase, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant.

On March 29, 2001, the Board of Directors of Sonus Communication Holdings, Inc. (the "Company"), acting as the sole stockholder and board of directors of each of its wholly owned subsidiaries (Empire One Telecommunications Inc., Sonus Communications Inc., EOT Telecommunications of Canada Inc., and Empire One Power Inc.), authorized and approved the filing, on behalf of each of its subsidiaries, of a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Petition for Relief was filed on April 2, 2001.

As of March 31, 2001, holders of $110,000 in original principal amount of convertible debentures had elected to convert their debentures into common stock, leaving a total of $190,000 in original principal amount of these debentures outstanding, plus approximately $2,310 in accrued but unpaid interest. The debentures contain a provision stating that if the Company or any of its subsidiaries commence any proceeding or other action relating to it in bankruptcy, such as the proceedings filed by each of the Company's subsidiaries on April 2, 2001, then the debentures are in default and the holder(s) of the outstanding debentures may, by written notice, declare the outstanding principal, plus accrued but unpaid interest thereon, to be immediately due and payable.