Form 10QSB
period 2001-03-31
SONUS COMMUNICATION HOLDINGS INC
filed 2001-05-25
CIK 791219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                QUARTERLY REPORT
        UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001
                           COMMISSION FILE NO. 0-30124


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


Common stock $.0001 par value, 12,092,285 shares outstanding as of May 15, 2001.





                                Table of Contents

PAGE(s)

PART I.   Financial Information:                                                  2.

ITEM 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (Unaudited)
          and December 31, 2000                                                   2.

          Consolidated Statements of Operations (Unaudited) -
          Three Months Ended March 31, 2001 and 2000                              3.

          Consolidated Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 2001 and 2000                              4.

          Condensed notes to Interim Financial Statements (Unaudited)             5.


ITEM 2.   Management's Discussion and Analysis of Financial Condition             8.


PART II.  Other Information                                                      12.

ITEM 1.   Legal Proceedings                                                      12.

ITEM 2.   Changes in Securities                                                  12.

ITEM 6.   Exhibits and Reports on Form 8-K                                       12.

SIGNATURES                                                                       13.

                         PART I. FINANCIAL INFORMATION:

                   ITEM I. CONSOLIDATED FINANCIAL STATEMENTS:

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 2)
                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,     December 31,
                                                                   2001            2000
                                                               -----------    ------------
                                  - ASSETS -

CURRENT ASSETS:
     Cash and cash equivalents                                 $    70,385    $    32,884
     Accounts receivable, net                                    1,493,204      1,524,168
     Prepaid expenses and other                                     68,153         53,188
                                                               -----------     ----------
TOTAL CURRENT ASSETS                                             1,631,742      1,610,240

PROPERTY AND EQUIPMENT, NET                                        447,290        479,124

GOODWILL, NET                                                    3,453,680      3,515,352

SECURITY DEPOSITS                                                  424,648        446,756
                                                               -----------     ----------
TOTAL ASSETS                                                   $ 5,957,360    $ 6,051,472
                                                               ===========     ==========

                      - LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                          $ 3,932,232    $ 4,117,250
     Current portion of capitalized lease obligation
       and debentures                                              366,927        311,422
     Due to shareholders                                            57,000         57,000
     Accrued taxes                                                 232,575        277,305
     Accrued expenses, other                                       416,548         25,035
                                                               -----------     ----------
TOTAL CURRENT LIABILITIES                                        5,005,282      4,788,012

LONG-TERM LIABILITIES:
     Convertible debentures, net of discount and current
       portion                                                     104,234         93,614
     Capitalized lease obligations, net of current portion         329,850        370,032
     Other non-current liabilities                                  38,000         38,000
                                                               -----------     ----------
TOTAL LIABILITIES                                                5,477,366      5,289,658
                                                               -----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value; 100,000,000 shares
       authorized; 12,092,285 shares issued and
       outstanding                                                   1,209          1,209
     Additional paid-in capital                                 10,052,674      9,958,922
     Accumulated deficit                                        (9,573,889)    (9,198,317)
                                                               -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                         479,994        761,814
                                                               -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 5,957,360    $ 6,051,472
                                                               ===========     ==========


                 See notes to consolidated financial statements.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 2)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended
                                                                March 31,
                                                        ------------------------

                                                             2001        2000
                                                        -----------   ----------
OPERATING REVENUE:
   Telecommunication services                           $ 2,644,886  $   167,817
                                                         ----------   ----------
OPERATING EXPENSES:
   Direct expenses                                        1,632,513      372,394
   Selling, general and administrative                    1,264,601      589,542
   Goodwill amortization                                     61,673        -
                                                        -----------   ----------
                                                          2,958,787      961,936
                                                        -----------   ----------
LOSS FROM OPERATIONS                                       (313,901)    (794,119)

OTHER INCOME (EXPENSE):
   Interest income (expense)                               (107,879)      10,450
                                                        -----------   ----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES
   AND EXTRAORDINARY GAIN                                  (421,780)    (783,669)

REORGANIZATION ITEMS:
  Legal expenses                                             27,596        -
                                                        -----------   ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN            (449,376)    (783,669)

  Provision for income taxes                                  -            -
                                                        -----------   ----------
LOSS BEFORE EXTRAORDINARY GAIN                             (449,376)    (783,669)

  Extraordinary gain - forgiveness of debt                   73,805        -
                                                        -----------   ----------
NET LOSS                                                 $ (375,571)  $ (783,669)
                                                        ===========   ==========

LOSS PER COMMON SHARE:
  Loss before extraordinary gain                        $      (.04)  $     (.13)
  Extraordinary gain - forgiveness of debt                      .01          -
                                                        -----------   ----------
BASIC AND DILUTED NET LOSS                              $      (.03)  $     (.13)
                                                        ===========   ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARE OUTSTANDING     12,092,285    5,970,963
                                                        ===========   ==========




                 See notes to consolidated financial statements.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION see Note 2)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31,
                                                                  -------------------------
                                                                       2001         2000
                                                                  -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (375,571) $  (783,669)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                    94,828       49,326
      Provision for uncollectible accounts receivable                 124,925        3,356
      Amortization of debt discount                                    90,621        -
      Time contributed in lieu of salary                               18,751       42,000
      Extraordinary item - forgiveness of debt                        (73,805)       -
   Changes in assets and liabilities:
      Increase in accounts receivable                                 (93,962)     (40,500)
      Decrease in installment sales receivable                          -            1,494
      Decrease in prepaid expenses                                    (14,966)     (76,121)
      Increase (decrease) in accounts payable                        (111,213)      25,215
      Increase in accrued expenses                                    346,784        9,062
                                                                  -----------   ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     6,392     (769,837)
                                                                  -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                            (1,321)     (16,913)
      Return of deposits for equipment and circuits                    22,108        -
      Investment in purchased business, net of cash acquired            -         (334,298)
                                                                  -----------   ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    20,787     (351,211)
                                                                  -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of convertible debentures                               75,000        -
      Payment of lease obligation for network equipment               (64,678)     (26,908)
      Private placement of common shares, net                           -        1,647,572
      Repurchase of founder shares                                                 (42,000)
                                                                  -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              10,322    1,578,664
                                                                  -----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              37,501      457,616

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               32,884      234,688
                                                                  -----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                $    70,385  $   692,304
                                                                  ===========   ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

     Beneficial conversion discount recorded                      $    48,800        -
                                                                  -----------   ----------
     Warrants issued with convertible debentures                  $    31,200        -
                                                                  -----------   ----------
     Common stock issued to acquire Empire One                    $     -      $ 3,197,571
                                                                  -----------   ----------
     Warrants issued to owners in connection with
       Empire One acquisition                                     $     -      $   989,487
                                                                  -----------   ----------
     Net liabilities assumed with Empire One acquisition          $     -      $ 1,228,210
                                                                  -----------   ----------
OTHER INFORMATION:
   Cash payments for interest                                     $    15,617  $     -
                                                                  -----------   ----------
   Cash payments for taxes                                        $     -      $     -
                                                                  -----------   ----------



                 See notes to consolidated financial statements.

               SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - FINANCIAL CONDITION, LIQUIDITY AND FILING OF CHAPTER 11

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc. ("EOT"), Sonus Communications Inc. ("Sonus"), EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company intends to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditor post-petition obligations in full and on time. To fund its operations during the bankruptcy proceeding, the Company is working to obtain Debtor-In-Possession ("DIP") financing. The DIP financing, when obtained, will be used to fund operations and working capital throughout the bankruptcy proceeding. However, in the event financing is received, the subsidiaries are prohibited from making distributions to the Company as a result of the Bankruptcy.

The Company is currently working to obtain Debtor-In-Possession ("DIP") and other financing. The Company has solicited existing investors to provide the DIP and other financing, and has received commitments from these investors totaling $750,000. The proposed financing is comprised of two separate transactions: a $150,000 financing for Sonus Communication Holdings, Inc. (which is not party to the Chapter 11 proceeding), and a $600,000 DIP financing for Empire One Telecommunications Inc. The form of the financing for Sonus Communication Holdings, Inc. is an offer to sell investors up to 150 units, with each unit comprised of a $1,000 8% convertible debenture and a common stock purchase warrant, which entitles the holder to purchase 16,000 shares of the common stock of the Company for $.01 per share. The convertible debenture matures twelve months from issue date, and may be converted into common stock of the Company any time at or prior to maturity at a conversion price of $.03 per share. The form of the DIP financing for EOT is a 12% secured term note, which matures twelve months from issue date. The DIP obligation is secured by customer accounts receivable and other assets of EOT. The DIP obligation has super-priority status under over all other administrative expenses and unsecured claims against EOT, now existing or hereafter arising, of any kind or nature whatsoever, including without limitation all administrative expenses, charges and claims subject, as to priority, only to carve-out expenses, which shall rank pari passu with such administrative priority. The proceeds from the DIP and other financing will be received from the same investors, who are allocating their individual investments as follows: 80% allocated to the DIP financing, and 20% allocated to the other financing. In May 2001, the Company received $150,000 proceeds from the financing noted above. The DIP financing for EOT was approved in May 2001 at a preliminary hearing by the U.S. Bankruptcy Court, and completion of this financing is contingent upon obtaining final approval by the U.S. Bankruptcy Court in a final hearing scheduled for June 2001.

Each of the Company's subsidiaries will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Each of the Company's subsidiaries is currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date.

At this time, it is not possible to predict the outcome of the subsidiaries' Chapter 11 cases or the effect on the Company's business. Although management intends that the Company's subsidiaries will emerge from bankruptcy in a prompt and expeditious manner, there can be no assurance that a reorganization will be successful, or that the Company will continue to own all or part of the subsidiaries following any reorganization.

The value of the Company's common stock is highly speculative due to the fact that the Company's only material asset is the common stock of its wholly owned subsidiaries. The common stock of the Company's subsidiaries may be cancelled in bankruptcy, leaving the Company without any material assets. The Company's common stock may have no value.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The Company has incurred recurring losses from operations, has a working capital deficiency of approximately $3,400,000, the Company has defaulted on certain convertible debentures, has insufficient funds available for operations, and the subsidiaries have filed for protection under Chapter 11 of the Federal Bankruptcy Court. The Company has taken steps to reduce the cost structure of the business, but the Company expects expenses to continue to exceed revenues for the foreseeable future and the lack of funds will inhibit the Company's ability to acquire new customers, thus limiting revenue growth. Efforts to obtain material financing since the last private placement (prior to the DIP and other financing transactions noted above) had failed. These conditions raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization for the subsidiaries, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of the Company's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

NOTE 3 - FINANCING:

On January 3, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc., a shareholder. The 15% debentures were guaranteed by Empire One Telecommunications, and secured by all of the accounts receivable (now and after acquired) of the Company and Empire One Telecommunications. The security interest is subordinate to existing liens on leased equipment and any institutional debt financing or receivables financing the Company may enter into. The Company received proceeds of $75,000, net of a $5,000 origination fee. In connection with these debentures, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant, and the warrant expires three years from issue date. The warrant may be exercised on multiple occasions in amounts not less than 15% of the original amount issued before the expiration of its term. In the event (1) a registration statement has been filed under the Securities Act, and such registration statement is declared effective by the S.E.C., and (ii) the bid price of the common stock is $1.00 or higher for twenty consecutive trading days, the Company shall have the option to deliver a redemption notice to the holder of the warrant. Upon delivery of the redemption notice, all warrants which remain outstanding on the 30th day following delivery of the redemption notice shall be automatically redeemed by the Company for $.0001 per warrant.

As the debentures included 1,000,000 warrants, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. The fair value ascribed to the warrants was $.051 per share, and the relative fair value of $31,200 was recorded as a discount on the debentures. This discount on the debentures was amortized over the term of the loan (three months). Additionally, in accordance with EITF 98-5 and 00-27, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present at the time of issuance. This beneficial conversion component was $48,800 and was recorded as a discount at issue date. The discount was amortized over the term of the conversion period, which was immediate. The conversion price of the debentures is $.05 per share.

The 15% debentures became due on April 2, 2001 and are in default. The Company has not paid either principal or interest on the 15% debentures, and owes approximately $83,000 of principal and accrued interest on the 15% debentures as of March 31, 2001.

In January 2001, the Company solicited all EOT and Sonus vendors to accept discounts on trade payables. Vendors were asked to accept 90% discounts on trade payable balances in return for an immediate 10% cash payment in satisfaction of the obligation. In some cases, discounts less than 90% were negotiated. For the three months ended March 31, 2001, the Company paid approximately $55,000, and satisfied approximately $129,000 of trade payables. The net gain resulting from this modification of debt of approximately $74,000 has been recorded as an extraordinary gain as of March 31, 2001.

NOTE 4 - NET LOSS PER SHARE

Basic earnings (loss) per share exclude dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to a loss in 2001 and 2000, the options, warrants and convertible debentures are not included in the computation of diluted loss per share because the effect would be to reduce the loss per share.

NOTE 5 - OTHER EVENTS

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

As of March 31, 2001, holders of $110,000 in original principal amount of convertible debentures had elected to convert their debentures into common stock, leaving a total of $190,000 in original principal amount of these debentures outstanding, plus approximately $3,748 in accrued but unpaid interest. The debentures contain a provision stating that if the Company or any of its subsidiaries commence any proceeding or other action relating to it in bankruptcy, such as the proceedings filed by each of the Company's subsidiaries on April 2, 2001, then the debentures are in default and the holder(s) of the outstanding debentures may, by written notice, declare the outstanding principal, plus accrued but unpaid interest thereon, to be immediately due and payable.

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

Empire One Telecommunications and Sonus are attempting to reorganize their businesses under Chapter 11, and intend to continue to be a full service, facilities-based retail telecommunications provider combining local and long distance voice services and dial-up and dedicated Internet access services in a single point of contact for sales and service to both businesses and consumers in targeted ethnic niches throughout the United States, provided it successfully reorganizes. The Company can provide no assurance that EOT or Sonus will continue as wholly owned subsidiaries, or that the Company will continue to own any interest in EOT or Sonus, following the bankruptcy.

Through our wholly owned operating subsidiary, Empire One Telecommunications, we currently offer a diverse range of integrated communication services, including standard voice telecommunications (local and long distance), dial-up and dedicated Internet access and specialized data services (for commercial users). In addition, the Company maintains Web portals in Chinese, Russian and English. All of the Company's marketing, sales, and customer services are provided in the languages of the target markets. Currently, the Company's Customer Service Representatives ("CSR's") speak Cantonese, Mandarin, Russian and Spanish as well as English.

The Company merged with Empire One Telecommunications on March 29, 2000. Prior to the acquisition of EOT, the Company operated its business through Sonus Communications Inc., another wholly owned subsidiary. Sonus was a wholesale provider of low-cost, high-quality international telephone and Internet services. The company offered Internet connectivity, voice, facsimile, Internet, and e-commerce services to US and foreign telephone companies and Internet Service Providers. The strategy underlying this business model was to establish routes into underserved geographic markets such as countries that were formerly part of the Soviet Union (e.g. Republic of Georgia) and developing countries in Asia, the Pacific Rim and the Caribbean. This strategy involved establishing a relationship with a local organization in the destination country that would own all necessary equipment in that country as well as establish any necessary working relationships with the local phone company or other companies. Substantial operating losses were incurred under this model due to several factors, including existence of several agreements with foreign service providers in politically unstable countries, and at unfavorable terms, significant price erosion in wholesale pricing structure, lack of broad customer acceptance for the Voice Over IP technology, and inability to launch the sales effort needed to attain a critical mass of customers. Subsequent to the merger with EOT, the Company de-emphasized the Sonus wholesale business platform in favor of EOT's facilities based retail business platform, and as of December 31, 2000, Sonus was inactive.

As a result of the change in business model during 2000, comparisons of results to 2001 are not necessarily meaningful. Also, as the merger of EOT, which occurred on March 29, 2000, was accounted for as a purchase, results of operations of EOT are included prospectively from April 1, 2000. Thus, 2001 results reflect results of operations of Sonus and EOT, while 2000 reflects results of operations for Sonus only.

Since we began offering local and long distance telecommunications services, we have incurred net operating losses. As of March 31, 2001, the Company had consolidated accumulated net losses of approximately $9,574,000.

During the first quarter of 2001, management has attempted to acquire financing, restructure the balance sheet and scale back the cost of operations. Efforts to obtain financing, except for the issuance of convertible debentures noted earlier, had failed. Balance sheet restructuring has been limited to the trade payable reductions noted earlier. Management has made significant reductions in operating costs through several strategies, including selective reductions in headcount and reduction in marketing expenditures. While the temporary suspension of marketing expenditures has reduced operating expense, it has also impacted growth of customers, which increased less than 2% during the quarter. Management believes that its financing and restructuring efforts while under Chapter 11 can result in significant customer and revenue growth, leading to eventual profitability. However, the Company can provide no assurances in that regard.

REVENUE

The Company (Sonus Communication Holdings, Inc.) has no revenue generating operations, and all revenue-generating operations are conducted through its subsidiaries, of which only EOT remains currently active. As all of the operating subsidiaries are under Chapter 11, as discussed in Item 3, the subsidiaries may not distribute revenue or other funds to the Company while under Chapter 11.

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

Total revenue for the first quarter of 2001 was approximately $2,645,000 (comprised entirely of EOT revenue), compared to approximately $168,000 for the same period of 2000 (comprised entirely of Sonus revenue), representing an increase of 1,476%. Revenue for the first quarter of 2001 grew 4.8% from the fourth quarter of 2000. The sequential growth in revenue exceeded a 1.7% increase in customers from December 31, 2000 to March 31, 2001, primarily attributable to a 7% growth in long distance usage (in tandem with generic and seasonal ethnic holidays, such as New Years day and Chinese New Year). No revenue was generated from Sonus in the first quarter of 2001, as this business model was decommissioned in 2000.

DIRECT OPERATING EXPENSES

Our direct operating expenses are comprised of costs to deliver communications services, and include:

- costs to maintain the switch and other network elements;
- costs for domestic origination and termination;
- transport costs in routing international traffic for completion overseas;
- cost of lease internet facilities for our internet services;
- cost of providing local exchange services, currently on a total resale basis. Direct operating expenses for the first quarter of 2001 were approximately $1,633,000 (comprised entirely of EOT expenses), compared to approximately $372,000 for the same period of 2000 (comprised entirely of Sonus expenses), representing an increase of 338%. Direct operating expenses for the first quarter of 2001 grew 9.9% from the fourth quarter of 2000, and gross margin for the first quarter of 2001 was 38% compared to 43% for the fourth quarter of 2000 (which included certain non recurring credits from a major carrier vendor).

SALES, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative ("SG&A") expenses include costs associated with sales and marketing, customer service, billing, corporate administration and personnel.

SG&A expenses for the first quarter of 2001 were approximately $1,265,000 (comprised of EOT and Sonus expenses), compared to approximately $590,000 for the same period of 2000 (comprised entirely of Sonus expenses), representing an increase of 115%. Coincident with the decommissioning of the Sonus network in 2000, quarterly SG&A expenses related to Sonus declined from 2000 to 2001 by $495,000. SG&A expenses for the first quarter of 2001 declined by approximately $539,000 or 30% from the fourth quarter of 2000. Compensation and benefits declined by $40,000 or 6%, due to reductions in staff and management headcount. Compensation and benefits for the first quarter of 2001 included a non recurring charge for wage continuation accruals of $28,000, as well as a charge of $19,000 of non-cash compensation representing imputed compensation cost for time contributed by the CEO. Excluding these first quarter items, compensation and benefit expenses declined by $86,000 or 14% from the fourth quarter of 2000. Marketing expenses declined by $254,000 or 96% from the fourth quarter of 2000, as marketing programs have been temporarily suspended to conserve cash. Management expects to recommit to certain marketing initiatives if and when DIP financing is obtained. Professional fees declined by $114,000 or 63% from the fourth quarter of 2000. Bad debt expense declined $80,000 or 39% from the fourth quarter of 2000 due to stabilization of accounts receivable levels and delinquencies in the first quarter of 2001. Other SG&A expenses declined by $51,000 from the fourth quarter of 2000 due to general expense reduction initiatives. While management has undertaken conscious efforts to reduce operating expenses, certain expenses are expected to increase once marketing and customer acquisition initiatives are again undertaken when DIP financing is obtained.

GOODWILL AMORTIZATION

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The goodwill is amortized using the straight-line method over 15 years. Goodwill amortization for the first quarter of 2001 was approximately $62,000.

OTHER INCOME

Other income (expense) is comprised of net interest income (expense) accrued and/or paid, and amortization of debt discounts. Net interest (expense) for the first quarter of 2001 was approximately $(108,000), compared to net interest income of approximately $10,000 in 2000. The increase in expense in 2001 is due primarily to the issuance of convertible debentures throughout 2000 and 2001.

EXTRAORDINARY ITEM

Extraordinary income in the first quarter of 2001 of approximately $74,000 is comprised of discounts obtained on vendor accounts payable, treated as extinguishments of debt.

REORGANIZATION ITEMS

Legal costs incurred in connection with the Company's Chapter 11 proceedings have been classified as costs incurred in reorganization, and amounted to approximately $28,000 for the first quarter of 2001.

RESULTS OF OPERATIONS

As a result of the above, the Company incurred a net loss of approximately $376,000 in the first quarter of 2001 or $.03 per share, compared to a loss of approximately $784,000 or $.13 per share in the first quarter of 2000.

LIQUIDITY

As noted earlier, the Company has no revenue generating operations outside of its wholly owned subsidiaries, and as the subsidiaries are currently under Chapter 11 and unable to transfer funds to the Company, the Company is completely dependent on its ability to raise outside financing to fund its operating costs. As noted above, the Company has obtained financing, and EOT's DIP financing has been approved at a preliminary hearing in the U.S. Bankruptcy Court, and is pending final approval in June 2001. The Company expects that these financing transactions will be sufficient to fund ongoing operating costs, however there is no assurance in this regard.

At March 31, 2001 we had approximately $70,000 in cash and cash equivalents, and negative working capital of approximately $3,400,000. As noted earlier, the Company placed its operating subsidiaries in Chapter 11 on April 2, 2001. Efforts to obtain the financing needed to resolve the working capital shortfall had failed, and led to the decision to seek relief under Chapter 11.

CASH FLOWS

We have incurred significant operating and net losses since the inception of EOT and Sonus. We expect to continue to experience operating losses and negative EBITDA until we build our customer base to critical mass, rationalize the expense structure of the Company, and reengineer the balance sheet under Chapter
11. We cannot provide any assurance that we will be successful in doing so. As of March 31, 2001, we had an accumulated deficit of approximately $9,574,000.

Net cash provided in the first quarter of 2001 from operating activities was approximately $6,000, comprised of net loss from operations adjusted for non-cash items of ($120,251), offset by other changes in working capital accounts of $126,647. Net cash provided from investing activities of approximately $21,000 is largely comprised of reductions in deposits. Net cash of approximately $10,000 is provided from financing activities, comprised of $75,000 net proceeds received from issuance of convertible debentures offset by payments of capitalized lease obligations.

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

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

Each of the Company's operating subsidiaries intends to continue to manage and operate its assets and business pending the confirmation of a reorganization plan, subject to the supervision and orders of the Bankruptcy Court. The operating subsidiaries are currently developing the reorganization plan and intend to submit the reorganization plans for confirmation prior to the due date. There can be no assurance the plans will be accepted by creditors, and/or confirmed by the court.

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

Item 2. CHANGES IN SECURITIES

As discussed previously, On January 3, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc. The 15% debentures were guaranteed by Empire One Telecommunications, and secured by all of the accounts receivable (now and after acquired) of the Company and Empire One Telecommunications. The Company received proceeds of $75,000, net of a $5,000 origination fee. In connection with these debentures, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant, and the warrant expires three years from issue date.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit No.              Description

4.1          Form of Security Agreement for the 15% Secured Subordinated
             Convertible Debentures issued January 3, 2001.

4.2          Form of 15% Secured Subordinated Convertible Debentures issued January
             3, 2001.

4.3 Form of Warrants to purchase up to 1,000,000 shares of common stock issued in connection with 15% Secured Subordinated Convertible
             Debentures issued January 3, 2001.

(b) Reports on Form 8-K

        (i) Report on Form 8-K filed February 20, 2001, reporting the appointment Of Sherry Shen as Chief Executive Officer, and resignations of John K. Friedman as President and Chief Operating Officer, and Dan Gomez as Chairman of the Board.

        (ii) Report on Form 8-K filed April 2, 2001, reporting the authorization and approval of the filing of Petitions for Relief under Chapter 11 of the Bankruptcy Code.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Sonus Communication Holdings, Inc.
(Registrant)

DATE: May 21, 2001


BY: /s/ Sherry Shen
    Sherry Shen, Chief Executive Officer, on behalf of Registrant


    /s/  Frank C. Szabo
    Frank C. Szabo, Executive Vice President, Chief Financial Officer and Acting Chief Operating Officer