Form 10QSB
period 2001-06-30
SONUS COMMUNICATION HOLDINGS INC
filed 2001-08-14
CIK 791219

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549



                            FORM 10-QSB
                          QUARTERLY REPORT
          UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934
                FOR THE QUARTER ENDED JUNE 30, 2001
                     COMMISSION FILE NO. 0-30124



                   SONUS COMMUNICATION HOLDINGS, INC.
                       A DELAWARE CORPORATION
               IRS EMPLOYER IDENTIFICATION NO. 54-1939577
             55 JOHN STREET, 2ND FLOOR, NEW YORK, NY 10038
                     TELEPHONE - (212) 285-4300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Common stock $.0001 par value, 12,179,779 shares outstanding as of July 31, 2001.












                             Index

                                                          page

PART I.   Financial Information:                             3.

ITEM 1.   Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets - June 30, 2001
           (Unaudited) and December 31, 2000                 3.

          Consolidated Statements of Operations (Unaudited)-
          Three and Six Months Ended June 30, 2001 and 2000  4.

          Consolidated Statements of Cash Flows (Unaudited)-
          Six Months Ended March 31, 2001 and 2000           5.

          Condensed notes to Interim Financial Statements
           (Unaudited)                                       6.


ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations             11.


PART II.  Other Information                                 15.

ITEM 1.   Legal Proceedings                                 15.

ITEM 2.   Changes in Securities and use of proceeds         16.

ITEM 6.   Exhibits and Reports on Form 8-K                  17.

SIGNATURES                                                  17.













                           PART I. FINANCIAL INFORMATION:

                     ITEM I. CONSOLIDATED FINANCIAL STATEMENTS:

                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION see Note 2)
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                                 June 30,    December 31,
                                                                  2001           2000
                                                               -----------    -----------
- ASSETS -

CURRENT ASSETS:
     Cash and cash equivalents                                 $   508,929    $    32,884
     Accounts receivable, net of allowance for doubtful
       accounts of $147,671 in 2001 and $125,020 on 2000         1,504,549      1,524,168
     Prepaid expenses and other                                    115,018         53,188
                                                               -----------     ----------
TOTAL CURRENT ASSETS                                             2,128,496      1,610,240

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $234,433 in 2001 and $168,088 in 2000                            488,421        479,124

GOODWILL, NET                                                    3,392,007      3,515,352

SECURITY AND EQUIPMENT DEPOSITS                                    795,993        446,756
                                                                ----------     ----------
TOTAL ASSETS                                                   $ 6,804,917    $ 6,051,472
                                                                ==========     ==========


- LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
     Accounts payable                                          $   263,544    $ 4,117,250
     D.I.P. note payable                                           583,429          -
     Current portion of capitalized lease obligation
       and convertible debentures                                  230,000        311,422
     Due to shareholders                                             -             57,000
     Accrued taxes                                                 302,196        277,305
     Accrued expenses, other                                       423,280         25,035
                                                                ----------     ----------
TOTAL CURRENT LIABILITIES                                        1,802,449      4,788,012
                                                                ----------     ----------
LONG-TERM LIABILITIES:
     Convertible debentures, net of discount and current
       portion                                                     114,854         93,614
     Capitalized lease obligations, net of current portion           -            370,032
     Other non-current liabilities                                   -             38,000
                                                                ----------     ----------
TOTAL LONG-TERM LIABILITIES                                        114,854        501,646

LIABILITIES SUBJECT TO COMPROMISE                                4,515,225          -
                                                                ----------     ----------
TOTAL LIABILITIES                                                6,432,528      5,289,658
                                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value; 100,000,000 shares
       authorized; 12,179,779 shares and 12,092,285
       shares issued and outstanding in 2001 and 2000                1,218          1,209
     Additional paid-in capital                                 10,423,877      9,958,922
     Accumulated deficit                                       (10,052,706)    (9,198,317)
                                                                ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                         372,389        761,814
                                                                ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 6,804,917    $ 6,051,472
                                                                ==========     ==========

              <F1>
              See notes to consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION see Note 2)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        Three months ended        Six months ended
                                                            June 30                   June 30
                                                    -----------------------   ----------------------
                                                       2001         2000         2001         2000
                                                    ----------   ----------   ----------   ----------

OPERATING REVENUE:
   Telecommunication services                      $ 2,490,325  $ 2,250,009  $ 5,135,210  $ 2,417,826
                                                    ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Direct expenses                                   1,549,304    2,078,915    3,181,817    2,451,309
   Selling, general and administrative               1,428,666    1,658,357    2,693,266    2,239,900
   Goodwill amortization                                61,673       92,291      123,346       92,291
                                                    ----------   ----------   ----------   ----------
                                                     3,039,643    3,829,563    5,998,429    4,783,500
                                                    ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS                                  (549,318)  (1,579,554)    (863,219)  (2,365,674)

OTHER INCOME (EXPENSE)
   Interest (expense)                                 (117,340)     (58,140)    (225,219)     (55,690)
                                                    ----------   ----------   ----------   ----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES
   AND EXTRAORDINARY GAIN                             (666,658)  (1,637,694)  (1,088,438)  (2,421,364)

REORGANIZATION ITEMS
  Legal and professional expenses                      191,549        -          219,145        -
                                                    ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN       (858,207)  (1,637,694)  (1,307,583)  (2,421,364)

  Provision for income taxes                             -            -            -            -
                                                    ----------   ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY GAIN                        (858,207)  (1,637,694)  (1,307,583)  (2,421,364)

  Extraordinary gain - forgiveness of debt             379,389        -          453,194        -
                                                    ----------   ----------   ----------   ----------
NET LOSS                                            $ (478,818) $(1,637,694) $  (854,389) $(2,421,364)
                                                    ==========   ==========   ==========   ==========

LOSS PER COMMON SHARE:

  Loss before extraordinary gain                    $     (.07)  $     (.23) $      (.11) $      (.37)
  Extraordinary gain - forgiveness of debt                 .03          -            .04         -
                                                    ----------   ----------   ----------   ----------
BASIC AND DILUTED NET LOSS                          $     (.04)  $     (.23) $      (.07) $      (.37)
                                                    ==========   ==========   ==========   ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       12,098,054    7,248,071   12,095,186    6,547,662
                                                    ==========   ==========   ==========   ==========

                        <F1>
                        See notes to consolidated financial statements.















                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION see Note 2)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                       2001         2000
                                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (854,389) $(2,421,364)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                   188,368      216,924
      Provision for uncollectible accounts receivable                 246,454       54,671
      Amortization of debt discount                                   188,384        -
      Non cash consulting fee                                         280,000        -
      Time contributed in lieu of salary                                -           56,000
      Extraordinary item - forgiveness of debt                       (453,194)       -
   Changes in assets and liabilities:
      Increase in accounts receivable                                (226,835)    (487,228)
      Decrease in installment sales receivable                          -            1,935
      (Increase) decrease in prepaid expenses                         (61,831)     134,302
      Increase in accounts payable                                    297,025      728,690
      Increase (decrease) in accrued expenses                         606,712     (174,476)
                                                                   ----------   ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   210,694   (1,890,546)
                                                                   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                           (74,319)     (26,534)
      Deposits for equipment and circuits                            (349,237)    (313,296)
      Investment in purchased business, net of cash acquired            -          (50,096)
                                                                   ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                (423,556)    (389,926)
                                                                   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of convertible debentures                              225,000      300,000
      Net proceeds, DIP note payable                                  582,000        -
      Payment of lease obligation for network equipment              (118,093)     244,229
      Private placement of common shares, net                           -        1,647,572
      Repurchase of founder shares                                      -          (56,000)
                                                                   ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             688,907    2,135,801
                                                                   ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  476,045    (144,671)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               32,884      234,688
                                                                   ----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                $   508,929  $    90,017
                                                                   ==========   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

     Beneficial conversion discount recorded                      $    86,657  $    75,111
                                                                   ----------   ----------
     Warrants issued with convertible debentures                  $    74,057        -
                                                                   ----------   ----------
     Warrants issued in settlement of consulting agreement        $     3,600        -
                                                                   ----------   ----------
     Warrants issued in connection with management consulting
       Agreement                                                  $   280,000        -
                                                                   ----------   ----------
     Conversion of convertible debentures into common stock       $    20,640        -
                                                                   ----------   ----------
     Common stock issued with convertible debentures              $     -      $   188,393
                                                                   ----------   ----------
     Common stock issued to acquire Empire One                    $     -      $ 3,197,571
                                                                   ----------   ----------
     Warrants issued to owners in connection with
       Empire One acquisition                                     $     -      $   989,487
                                                                   ----------   ----------
     Net liabilities assumed with Empire One acquisition          $     -      $ 1,228,210
                                                                   ----------   ----------
OTHER INFORMATION:
   Cash payments for interest                                     $    58,325  $    78,765
                                                                   ----------   ----------
   Cash payments for income taxes                                 $     -      $     -
                                                                   ----------   ----------





                SONUS COMMUNICATION HOLDINGS, INC. AND
                           SUBSIDIARIES
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS
                           June 30, 2001
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2001 and the results of operations and changes in cash flows for the three and six months ended June 30, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - FINANCIAL CONDITION, LIQUIDITY AND FILING OF CHAPTER 11

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc. ("EOT"), Sonus Communications Inc. ("Sonus"), EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company intends to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditor post-petition obligations in full and on time. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the Petition are stayed while the Debtors continue business operations as Debtor-In-Possession. These claims are reflected in the June 30, 2001 consolidated balance sheet as "Liabilities Subject to Compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors property, plant and equipment.

Consolidated liabilities subject to compromise as of June 30, 2001 include the following:

     Capitalized lease obligations           $    272,426
     Accounts payable                           4,072,801
     Accrued expenses                             112,998
     Due to shareholders                           57,000
                                               ----------
     Consolidated liabilities subject to
       compromise                             $ 4,515,225
                                               ----------

The amount and likelihood of allowed claims is not currently estimable, as the Company is in the early stages of the Chapter
11 process.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain taxes. The Debtors have determined that there is sufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations (primarily a capitalized lease obligation), and is continuing to accrue interest on this obligation. Pursuant to an order, the Debtors are providing adequate assurance payments to one vendor (Verizon), which requires semi-monthly payments for post-petition services (equivalent to two weeks of local service connectivity charges paid in advance) of approximately $78,000. The order also required a security deposit to be paid to the vendor of approximately $233,000. This deposit is included in Security and Equipment Deposits as of June 30, 2001. In June 2001, the Debtor reached a settlement agreement with a vendor concerning a lease obligation. The leasee under the original lease agreement was Sonus, and the Court approved settlement provided for the Debtors to pay for one scheduled post-petition lease payment, pay a one month advance payment on another equipment lease with the same lessor, and return the equipment in return for a complete discharge of the obligation under the lease. As a result of this settlement, the Company recorded approximately $303,000 of extraordinary gain from the forgiveness of debt in the second quarter, comprised of $271,000 remaining capitalized lease obligation and $32,000 of other accrued expenses. The carrying value of the underlying equipment subject to lease had been written-off at December 31, 2000. The Debtors have not yet filed a plan of reorganization with the Bankruptcy Court, and on July 26, 2001, filed a motion to extend the time within which the Debtors may file the plan. On August 8, 2001, the Court approved a 90 day extension to file a reorganization plan, effective August 8, 2001. On July 26, 2001, the Debtors filed with the Bankruptcy Court a motion to reject executory contracts and un-expired leases pursuant to section 365(a) of the Bankruptcy Code. On August 8, 2001, the Court approved the motion to reject executory contracts and un-expired leases. The carrying values of pre-petition liabilities as of June 30, 2001 have not been adjusted to reflect the expected amount of allowed claims, as this adjustment is not yet currently estimable.

To fund its operations during the bankruptcy proceeding, the Company has obtained $750,000 in Debtor-In-Possession ("DIP") and other interim financing. This financing is being used to fund operations and working capital during the bankruptcy proceeding. However, the Debtor subsidiaries are prohibited from making distributions to the Company as a result of the Bankruptcy. See Note 3 for a description of the financing.

Each of the Company's subsidiaries will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Each of the Company's subsidiaries is currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date. A motion to extend the time within which a plan must be filed was submitted to the Court on July 26, 2001. On August 8, 2001, the Court approved an extension to file a reorganization plan for 90 days from approval date.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. Prior to the filing of Chapter 11, the Company incurred recurring losses from operations, had a working capital deficiency of approximately $3,400,000, had defaulted on certain convertible debentures, and had insufficient funds available for operations. Subsequent to filing of Chapter 11, the Company has taken steps to restructure the operations and cost structure of the Company, and stabilize vendor relationships and stimulate business growth through deployment of the recent financing proceeds. However, the Company is still incurring operating losses, and the timing and ultimate outcome of the Chapter 11 process is not predictable. These conditions raise substantial doubt about our ability to continue as a going concern. The appropriateness of reporting on the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization for the subsidiaries, future operations, and the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements included herein do not include any adjustments relating to the commencement of the Debtor's bankruptcy case or to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty of the Company's ability to continue as a going concern.

NOTE 3 - FINANCING:

On January 3, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc., a shareholder. The 15% debentures were guaranteed by Empire One Telecommunications, and collateralized by all of the accounts receivable (now and after acquired) of the Company and Empire One Telecommunications. The security interest is subordinate to existing liens on leased equipment and any institutional debt financing or receivables financing the Company may enter into. The Company received proceeds of $75,000, net of a $5,000 origination fee. In connection with these debentures, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant, and the warrant expires three years from issue date. The warrant may be exercised on multiple occasions in amounts not less than 15% of the original amount issued before the expiration of its term. In the event (1) a registration statement has been filed under the Securities Act, and such registration statement is declared effective by the S.E.C., and
(ii) the bid price of the common stock is $1.00 or higher for twenty consecutive trading days, the Company shall have the option to deliver a redemption notice to the holder of the warrant. Upon delivery of the redemption notice, all warrants which remain outstanding on the 30th day following delivery of the redemption notice shall be automatically redeemed by the Company for $.0001 per warrant.

As the debentures included 1,000,000 warrants, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. The fair value ascribed to the warrants was $.051 per share, and the relative fair value of $31,200 was recorded as a discount on the debentures. This discount on the debentures, and the $5,000 origination fee, were amortized over the term of the loan (three months). Additionally, in accordance with EITF 98-5 and 00-27, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present at the time of issuance. This beneficial conversion component was $43,800 and was recorded as a discount at issue date. The discount was amortized over the term of the conversion period, which was immediate. The conversion price of the debentures is $.05 per share.

The 15% debentures became due on April 2, 2001 and are in default. The Company has not paid either principal or interest on the 15% debentures, and owes approximately $86,000 of principal and accrued interest on the 15% debentures as of June
30, 2001.

In May and June 2001, the Company obtained Debtor-In-Possession ("DIP") and other interim financing. The financing was comprised of two separate transactions: a $150,000 financing for Sonus Communication Holdings, Inc. (which is not party to the Chapter 11 proceeding), and a $600,000 DIP financing for Empire One Telecommunications Inc. The form of the financing for Sonus Communication Holdings, Inc. was an offer to sell investors up to 150 units, with each unit comprised of a $1,000 8% convertible debenture and a common stock purchase warrant, which entitled the holder to purchase 16,000 shares of the common stock of the Company for $.01 per share. The convertible debenture matures twelve months from issue date, and may be converted into common stock of the Company any time at or prior to maturity at a conversion price of $.03 per share. The form of the DIP financing for EOT was a 12% secured term note, which matures twelve months from issue date. The DIP obligation is secured by customer accounts receivable and other assets of EOT. The DIP obligation has super-priority status over all other administrative expenses and unsecured claims against EOT. The proceeds from the DIP and other financing were received from the same investors, who allocated their individual investments as follows: 80% allocated to the DIP financing, and 20% allocated to the other Company financing. The Company received $150,000 of proceeds in May from the convertible debentures, and EOT received $582,000 ($600,000 net of $18,000 placement fee) in June 2001. The DIP financing for EOT was approved by the U.S. Bankruptcy Court in June 2001. The placement fee is being amortized over the term of the loan (12 months). For the six months ended June 30, 2001, approximately $1,400 of this placement fee was amortized.

As the Company's debentures included 2,400,000 warrants, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. The fair value ascribed to the warrants was $.025 per share, and the relative fair value of $42,857 was recorded as a discount on the debentures. This discount on the debentures was amortized over the term of the exercise period. As the warrants are exercisable immediately upon issuance, the amortization of the entire discount was recorded coincident with issuance. Additionally, in accordance with EITF 98-5 and 00-27, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present in the warrants at the time of issuance. This beneficial conversion component was $42,857 and was recorded as a discount at issue date. The discount was amortized over the term of the conversion period. As the debentures are convertible immediately upon issuance, the entire discount was recorded coincident with issuance. The conversion price of the debentures is $.03 per share. The warrants expire on the third anniversary from the date of issuance. The warrants contain "piggy-back" registration rights covering the shares underlying the warrants.

In June 2001, pursuant to an agreement between the Company and a holder of an 8% $20,000 convertible debenture (issued June
2000), the Company converted the debenture according to its original terms. The debenture, which was in default (as it was required to be converted or redeemed in cash as of September 30,
2000), together with accrued interest thereon, was converted into 87,494 shares of the Company's common stock (conversion price of $.236).

In June 2001, the Company entered into an agreement to purchase a new telecommunications switch from Copper Com. The purchase price of the new switch is $306,700, and the Company paid a $60,000 deposit on the equipment. The acquisition is contingent upon receiving approval from the Bankruptcy Court for the acquisition, and also is contingent upon the rejection of a lease on the existing switch (the rejection of this lease is included in the motion to reject executory contracts and un-expired leases discussed in Note 2). Upon approval, the Company intends to obtain external financing for the remaining $246,700 purchase price. In the event that the Company is unable to obtain external financing 120 days from the date of the agreement, Copper Com will finance the remaining purchase price with an 18% amortizing note, requiring monthly payments of $15,000 over 19 months. The motion to approve the switch acquisition (and reject the lease on the existing switch lease) was approved by the Court on August 8, 2001. The $60,000 deposit is included in Security and Equipment Deposits as of June 30, 2001.

NOTE 4 - GOODWILL

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The goodwill is amortized using the straight-line method over 15 years. Goodwill amortization in 2000 has been retroactively adjusted from amounts previously reported for certain adjustments recorded at 12/31/00. These adjustments reduced merger date goodwill by approximately $2,418,000. Accordingly, amortization for the three months and six months ended June 30, 2000 was reduced by approximately $40,000.

NOTE 5 - NET LOSS PER SHARE

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

NOTE 6 - ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 and 142 (SFAS No. 141 and No. 142), "Business Combinations", and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, while SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS 141 and 142.

NOTE 7 - OTHER EVENTS

In January 2001, the Company solicited all EOT and Sonus vendors to accept discounts on trade payables. Vendors were asked to accept 90% discounts on trade payable balances in return for an immediate 10% cash payment in satisfaction of the obligation.
In some cases, discounts less than 90% were negotiated. During the first quarter of 2001, the Company paid approximately $55,000, and satisfied approximately $129,000 of trade payables. The net gain resulting from this modification of debt of approximately $74,000 was recorded as an extraordinary gain in the first quarter of 2001.

As of June 30, 2001, holders of $110,000 in original principal amount of convertible debentures had elected to convert their debentures into common stock, leaving a total of $190,000 in original principal amount of these debentures outstanding, plus approximately $3,748 in accrued but unpaid interest. The debentures contain a provision stating that if the Company or any of its subsidiaries commence any proceeding or other action relating to it in bankruptcy, such as the proceedings filed by each of the Company's subsidiaries on April 2, 2001, then the debentures are in default and the holder(s) of the outstanding debentures may, by written notice, declare the outstanding principal, plus accrued but unpaid interest thereon, to be immediately due and payable.

On April 11, 2001, the Board of Directors approved the issuance of options and warrants to key members of management and the Board. On that date, options to purchase 300,000 shares of the Company's common stock were granted to management, warrants to purchase 100,000 shares of the Company's common stock were issued to the C.E.O., and options to purchase 40,000 shares of the Company's common stock were issued to non-employee directors. All options and warrants granted on this date provide for an exercise price of $.01 per share, which equaled the closing market price of the Company's common stock on that date. The options granted to management were in accordance with the 1999 Employee Stock Incentive Plan, and provide for quarterly vesting over a three year period, and may be exercisable up to ten years from grant date. The options granted to non-employee board members were in accordance with the 1999 Directors Stock Incentive Plan, and provide for immediate vesting. The warrants issued to the C.E.O. vest 50% immediately upon issuance, and 50% upon placement of a permanent C.E.O. for the Company. The warrants expire on the third anniversary from the date of issuance. The estimated fair value of these employee and director options, and warrants, was $11,000.

Also on April 11, 2001, the Board of Directors approved a management consulting agreement with Quadrant Management Inc., who is also a shareholder. Under the agreement, Quadrant assumes day-to-day operating control of the business operations of the Company, and this operating control is executed by our current C.E.O., who is an employee of Quadrant. The term of the agreement covers the six month period from January 1, 2001 to June 30, 2001, and is renewable for another six month term upon mutual consent. The consulting agreement has been renewed for another six month period. The fee arrangement under this consulting agreement included payment in warrants, and reimbursement of any direct costs or expenses incurred by Quadrant. In connection with this agreement, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock, with an exercise price of $.01 per share. The warrants are exercisable immediately, and expire on the third anniversary from the date of issuance. The warrants contain "piggy-back" registration rights covering the shares underlying the warrants. The estimated fair value of these warrants was $280,000 (based on fair value of $.28 per share), and this was recorded as a professional service expense in the second quarter.

In the second quarter, the Company realized an extraordinary gain (discussed in Note 2) of approximately $303,000 from the settlement of a capitalized lease obligation. The carrying value of the underlying equipment subject to lease had been written-off at December 31, 2000.

In May 2001, the Company reached an agreement with L. Flomenhaft & Co., regarding the cancellation of a consulting agreement entered into in August 2000. Under the original agreement, which was executed in August 2000, L. Flomenhaft and Co. Inc., who is also a shareholder, would provide certain merger and acquisition consulting services for a period of 1 year. The fee under this agreement was $115,000. The Company recorded the accrued liability under this agreement each month, but had not made any payments. In May 2001, the Company and L. Flomenhaft and Co. Inc. agreed to terminate the consulting agreement and waive the outstanding balance due under the original agreement in return for an issuance of warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $.01. The accrued liability under the original agreement up to the date of the termination was approximately $80,000. The estimated fair value of the warrants issued was $3,600 (based on fair value of $.18 per share), and recorded as an addition to paid-in-capital. The warrants are exercisable immediately, and expire on the third anniversary from the date of issuance. The warrants contain "piggy-back" registration rights covering the shares underlying the warrants. The remaining amount of the accrued liability of approximately $76,000 has been recorded as an extraordinary gain, as forgiveness of debt.

On or about July 24, 2001, the Company commenced an adversary proceeding against Swisscom North America, Inc., a pre-petition and post-petition vendor providing carrier services to the Company. The proceeding was filed with the Southern District of the U.S. Bankruptcy Court, and seeks judgment against Swisscom for damages incurred as a result of willful violation of the automatic stay, breach of contract and tortious interference of its service contract with the Company. The damage claim seeks to recover damages totaling approximately $3,000,000 that are the result of actions of sudden, willful, significant reductions in completion rates of international long distance calls by Swisscom, resulting in substantial loss of past and future revenues and customers.


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

As a result of the change in business model during 2000, comparisons of results to 2001 are not necessarily meaningful. Also, as the merger of EOT, which occurred on March 29, 2000, was accounted for as a purchase, results of operations of EOT are included prospectively from April 1, 2000. Thus, six month 2001 results reflect results of operations of Sonus and EOT, while six month 2000 results of operations include only three months of EOT operations and six months of Sonus operations.

Since we began offering local and long distance telecommunications services, we have incurred net operating losses. As of June 30, 2001, the Company had consolidated accumulated net losses of approximately $10,053,000.

During the second quarter of 2001, management has worked to acquire financing, restructure the balance sheet and scale back the cost of operations. Management has made significant reductions in operating costs through several strategies, including selective reductions in headcount and reduction in marketing expenditures. With the acquisition of interim financing, the Company believes that it has sufficient temporary working capital to conduct business and make selective investments designed to increase the customer base and increase revenue while operating under Chapter 11. Management believes that its financing and restructuring efforts while under Chapter 11 can result in significant customer and revenue growth, leading to eventual profitability. However, the Company can provide no assurances in that regard.

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

Total revenue for the second quarter of 2001 was approximately $2,490,000 (entirely comprised of EOT revenue), compared to approximately $2,250,000 for the same period in 2000 (comprised of EOT and Sonus revenue), representing an increase of 10.7%. Revenue for the second quarter of 2001 fell 5.8% from the first quarter of 2001, despite a 17% increase in customers. The sequential decline in revenue was attributable to seasonal factors (i.e., reduced long distance usage) and service interruptions which resulted in substantial revenue loss. The service interruptions were attributable to one carrier (see Part II, item 1: adversary proceeding against Swisscom North America, Inc). This revenue loss occurred for approximately one month (April), until traffic was re-routed to other carriers. The Company sustained substantial customer attrition subsequent to the service interruption. The increase in customers during the second quarter resulted primarily from failure of a competing carrier, and migration of a substantial number of customers from this failed carrier to EOT. The benefit of this customer increase is expected to more fully impact revenue in the third quarter. For the six month period ending June 30, 2001 compared to 2000, revenue increased 112.4% to approximately $5,135,000 from $2,418,000. No revenue was generated from Sonus in the six month period of 2001, as this business model was decommissioned in 2000, and revenue in 2000 included EOT results prospectively from the merger date of March 31, 2000.

DIRECT OPERATING EXPENSES

Our direct operating expenses are comprised of costs to deliver communications services, and include:

-  costs to maintain the switch and other network elements;
-  costs for domestic origination and termination;
- transport costs in routing international traffic for completion overseas;
-  cost of lease internet facilities for our internet services;
- cost of providing local exchange services, currently on a total resale basis.
Direct operating expenses for the second quarter of 2001 were approximately $1,549,000 (comprised entirely of EOT expenses), a 25.5% decrease from the same period of 2000 ($2,079,000 comprised of Sonus and EOT expenses). Direct operating expenses for the second quarter of 2001 fell 5.1% from the first quarter of 2001, and gross margin for the second quarter of 2001 was 38% compared to 38% for the first quarter of 2001. For the six month period ending June 30, 2001 compared to 2000, direct operating expenses increased 29.8% to approximately $3,182,000 from $2,451,000. No direct operating expenses were incurred in Sonus in the six month period of 2001, as this business model was decommissioned in 2000, and direct operating expenses in 2000 included EOT results prospectively from the merger date of March 31, 2000.

SALES, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative ("SG&A") expenses include costs associated with sales and marketing, customer service, billing, corporate administration and personnel.

SG&A expenses for the second quarter of 2001 were approximately $1,429,000, compared to approximately $1,658,000 for the same period of 2000, representing a decrease of 13.8%. Results from 2000 include substantial overhead expenses from the Sonus network which was decommissioned in the third quarter of 2000, and these expenses have been substantially eliminated in 2001. SG&A expenses for the second quarter of 2001 increased by approximately $165,000 or 13% from the first quarter of 2001. Compensation and benefits declined by $150,000 or 25%, due in part to reductions in staff and management headcount (54 at end of the first quarter versus 52 at end of second quarter), non recurring charges recorded in the first quarter of 2001 for wage continuation accruals of $28,000, as well as a charge of $19,000 for timing differences related to non-cash compensation. Marketing expenses increased by $44,000 or 76% from the first quarter of 2001, due largely to programs that were implemented to stimulate customer growth and attract new customers from failing competitors. Professional fees in the second quarter reflect an increase of $280,000 from a non-cash charge pursuant to the management consulting agreement discussed in Note 7. Other SG&A expenses declined by $10,000 from the first quarter of 2001 due to general expense reduction initiatives. For the six month period ending June 30, 2001 compared to 2000, SG&A increased 20.2% to approximately $2,693,000 from $2,240,000. No significant SG&A was incurred in Sonus in the six month period of 2001, as this business model was decommissioned in 2000, and SG&A in 2000 included EOT results prospectively from the merger date of March 31, 2000.

GOODWILL AMORTIZATION

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The goodwill is amortized using the straight-line method over 15 years. Goodwill amortization for the second quarter of 2001 was approximately $62,000, and for the six month period ending June 30, 2001, was $123,346, compared to $92,291 in the same period of 2000. Goodwill amortization in 2000 has been retroactively adjusted from amounts previously reported for certain adjustments recorded at 12/31/00. These adjustments reduced merger date goodwill by approximately $2,418,000. Accordingly, amortization for the three months and six months ended June 30, 2000 was reduced by approximately $40,000.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of net interest expense accrued and/or paid, and amortization of debt discounts. Net interest expense for the second quarter of 2001 was approximately $117,000, compared to net interest expense of approximately $58,000 in 2000, an increase of $59,000. For the six month period ending June 30, 2001, net interest expense approximately $225,000 compared to $56,000 in the same period of 2000. The quarterly and year-to-date increases are attributable to additional convertible debentures and DIP financing issued in 2001.

EXTRAORDINARY ITEM

Extraordinary income in the second quarter of 2001 of approximately $379,000 includes the forgiveness of debt resulting from settlement of an equipment lease of approximately $303,000, and settlement of the consulting agreement for $76,000, discussed earlier. For the six month period ending June 30, 2001, extraordinary income includes the lease settlement, the consulting agreement settlement and discounts obtained on vendor accounts payable, treated as extinguishments of debt, during the first quarter.

REORGANIZATION ITEMS

Legal, accounting and U.S. Trustee costs incurred in connection with the Company's Chapter 11 proceedings have been classified as costs incurred in reorganization, and amounted to approximately $192,000 for the second quarter of 2001, and $219,000 for the six month period ending June 30, 2001.

RESULTS OF OPERATIONS

As a result of the above, the Company incurred a net loss of approximately $479,000 in the second quarter of 2001 or $.04 per share, compared to a loss of approximately $1,638,000 or $.23 per share in the second quarter of 2000. For the six month period ending June 30, 2001, net loss was approximately $854,000 or $.07 per share compared to $2,421,000 or $.37 per share for the same period in 2000.

LIQUIDITY

As noted earlier, the Company has no revenue generating operations outside of its wholly owned subsidiaries, and as the subsidiaries are currently under Chapter 11 and unable to transfer funds to the Company, the Company is completely dependent on its ability to raise outside financing to fund its operating costs. As noted above, the Company obtained financing for both the Company and the Debtors in the second quarter of 2001. The Company is in need of immediate financing, and can provide no assurance that such financing will be obtained.

At June 30, 2001 we had approximately $509,000 in consolidated cash and cash equivalents (comprised of approximately $492,000 is attributable from Debtors, and $17,000 from the Company), and consolidated positive working capital of approximately $326,000 (comprised of Debtors positive working capital of approximately $727 thousand, and negative working capital in the Company of $401 thousand). Cash provided from financing initiatives during the six month period was approximately $807,000. Liabilities categorized as subject to compromise were approximately $4,515,000.

CASH FLOWS

We have incurred significant operating and net losses since the inception of EOT and Sonus. We expect to continue to experience operating losses and negative EBITDA until we build our customer base to critical mass, rationalize the expense structure of the Company, and reengineer the balance sheet under Chapter 11. We cannot provide any assurance that we will be successful in doing so. As of June 30, 2001, we had an accumulated deficit of approximately $10,053,000.

Net cash provided during the six months ending June 30, 2001 from operating activities was approximately $211,000, comprised of net loss from operations adjusted for non-cash items of $(404,000), offset by other changes in working capital accounts of $615,000. Net cash used in investing activities of approximately $424,000 is largely comprised of deposits paid for equipment purchases and carrier vendor deposits. Net cash of approximately $689,000 was provided from financing activities, comprised of $807,000 net proceeds received from issuance of convertible debentures and DIP financing offset by payments of capitalized lease obligations.

As noted earlier, the Company has placed its operating subsidiaries into Chapter 11. A restructuring plan is being developed that will be submitted to the Court within the prescribed time period. A motion to extend the time within which a plan must be filed was submitted to the Court on July 26, 2001. On August 8, 2001, the Court approved a 90 day extension to file the restructuring plan. To restructure and expand our business, we will need a significant amount of cash for working capital and growth purposes, as well as restructure the balance sheet. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, asset based financing, or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain.


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

Each of the Company's operating subsidiaries intends to continue to manage and operate its assets and business pending the confirmation of a reorganization plan, subject to the supervision and orders of the Bankruptcy Court. The operating subsidiaries are currently developing the reorganization plan and intend to submit the reorganization plans for confirmation prior to the due date. There can be no assurance the plans will be accepted by creditors, and/or confirmed by the Court. A motion to extend the time within which a plan must be filed was submitted to the Court on July 26, 2001. On August 8, 2001, the Court approved a 90 day extension to file the restructuring plan.

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

On or about July 24, 2001, the Company commenced an adversary proceeding against Swisscom North America, Inc., a pre-petition and post-petition vendor providing carrier services to the Company. The proceeding was filed with the Southern District of the U.S. Bankruptcy Court, and seeks judgment against Swisscom for damages incurred as a result of willful violation of the automatic stay, breach of contract and tortious interference of its service contract with the Company. The damage claim seeks to recover damages totaling approximately $3,000,000 that are the result of actions of sudden, willful, significant reductions in completion rates of international long distance calls by Swisscom, resulting in substantial loss of past and future revenues and customers.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

As discussed previously, on May and June 2001, the Company obtained Debtor-In-Possession ("DIP") and other interim financing. The financing was comprised of two separate transactions: a $150,000 financing for Sonus Communication Holdings, Inc. (which is not party to the Chapter 11 proceeding), and a $600,000 DIP financing for Empire One Telecommunications Inc. The form of the financing for Sonus Communication Holdings, Inc. was an offer to sell (to certain accredited) investors up to 150 units, with each unit comprised of a $1,000 8% convertible debenture and a common stock purchase warrant, which entitled the holder to purchase 16,000 shares of the common stock of the Company for $.01 per share. The convertible debenture matures twelve months from issue date, and may be converted into common stock of the Company any time at or prior to maturity at a conversion price of $.03 per share. The form of the DIP financing for EOT was a 12% secured term note, which matures twelve months from issue date. The DIP obligation is secured by customer accounts receivable and other assets of EOT. The proceeds from the DIP and other financing were received from the same investors, who allocated their individual investments as follows: 80% allocated to the DIP financing, and 20% allocated to the other Company financing. The Company received $150,000 of proceeds and the subsidiaries received $582,000 ($600,000 net of $18,000 placement fee). The DIP financing for EOT was approved by the U.S. Bankruptcy Court in June 2001. Total warrants issued in connection with this transaction were 2,400,000. The warrants expire on the third anniversary from the date of issuance.

The Company relied on Section 4(2) of the Securities Act of
1933, as amended (the "Act"), to provide an exemption from the registration requirements of the Act, and on representations of certain investors in connection therewith.

In June 2001, pursuant to an agreement between the Company and a holder of an 8% $20,000 convertible debenture (issued June
2000), the Company converted the debenture according to its original terms. The debenture, which was in default (as it was required to be converted or redeemed in cash as of September 30,
2000), together with accrued interest thereon, was converted into 87,494 shares of the Company's common stock (conversion price of $.236).

In May 2001, the Company reached an agreement with L. Flomenhaft & Co., regarding the cancellation of a consulting agreement entered into in August 2000. Under the original agreement, which was executed in August 2000, L. Flomenhaft and Co. Inc., who is also a shareholder, would provide certain merger and acquisition consulting services for a period of 1 year. The fee under this agreement was $115,000. The Company recorded the accrued liability under this agreement each month, but has not made any payments. In May 2001, the Company and L. Flomenhaft and Co. Inc. agreed to terminate the consulting agreement and waive the outstanding balance due under the original agreement in return for an issuance of warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $.01. The warrants are exercisable immediately, and expire on the third anniversary from the date of issuance.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit No.              Description

4.1	Form of Subscription Agreement dated May 3, 2001.
4.2	Form of Warrant issued.
4.3	Form of Convertible Debenture May 3, 2001.
4.4	Credit Agreement for the DIP loan dated May 11,
2001 and approved by the Court on June 5, 2001.
4.5	Security Agreement for the DIP loan dated May 11,
2001 and approved by the Court on June 5, 2001.
10	Management Agreement between the Company and
Quadrant Management Inc. of April 11, 2001.

(b) Reports on Form 8-K

None.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Sonus Communication Holdings, Inc.
(Registrant)

DATE: August 14, 2001

BY: /s/ Sherry Shen
    Sherry Shen, Chief Executive Officer, on behalf of
       Registrant


    /s/  Frank C. Szabo
    Frank C. Szabo, Executive Vice President, Chief Financial
       Officer and Chief Operating Officer


















2