Form 10QSB
period 2001-09-30
SONUS COMMUNICATION HOLDINGS INC
filed 2001-11-19
CIK 791219

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                             FORM 10-QSB
                          QUARTERLY REPORT
UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                      COMMISSION FILE NO. 0-30124



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



Common stock $.0001 par value, 12,179,779 shares outstanding as of October 31, 2001.






















INDEX

PART I.  Financial Information:                              3.

ITEM 1.  Consolidated Financial Statements (Uaudited):

         Consolidated Balance Sheets - September 30, 2001
           (Unaudited) and December 31, 2000                 3.

         Consolidated Statements of Operations (Unaudited)
            Three and Nine Months Ended September 30, 2001
            And 2000                                         5.

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 20, 2001 and 2000    7.

         Condensed Notes to Interim Financial Statements
            (Unaudited)                                     10.

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations              21.

PART II. Other Information

ITEM 1.  Legal Proceedings                                  30.

ITEM 2.  Changes in Securities and use of proceeds          32.

ITEM 3.  Defaults upon Senior Securities                    32.

ITEM 6.  Exhibits and Reports on Form 8-K                   32.

SIGNATURES                                                  32.



                          PART I. FINANCIAL INFORMATION:
                    ITEM I. CONSOLIDATED FINANCIAL STATEMENTS:

                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION see Note 2)
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                           September 30, December 31,
                                                               2001         2000
                                                           -----------   -----------
                               - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                             $   343,937   $    32,884
     Accounts receivable, net of allowance for doubtful
       accounts of $229,250 in 2001 and $125,020 on 2000     1,569,694     1,524,168
     Prepaid expenses and other                                 37,493        53,188
                                                           -----------    ----------
TOTAL CURRENT ASSETS                                         1,951,124     1,610,240

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $269,188 in 2001 and $168,088 in 2000                     772,795       479,124

GOODWILL, NET                                                3,330,334     3,515,352

SECURITY AND EQUIPMENT DEPOSITS                                551,938       446,756
                                                            ----------    ----------
TOTAL ASSETS                                               $ 6,606,191   $ 6,051,472
                                                            ==========    ==========

       - LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY -
CURRENT LIABILITIES:
     Accounts payable                                      $   262,941   $ 4,117,250
     D.I.P. note payable                                       587,929         -
     Current portion of equipment loan
       and convertible debentures                              364,049       311,422
     Due to shareholders                                         -            57,000
     Accrued taxes                                             439,181       277,305
     Accrued expenses, other                                   454,106        25,035
                                                            ----------    ----------
TOTAL CURRENT LIABILITIES                                    2,108,206     4,788,012
                                                            ----------    ----------
LONG-TERM LIABILITIES:
     Convertible debentures, net of discount and
       current portion                                         125,474        93,614
     Equipment loan, net of current portion                    112,651       370,032
     Other non-current liabilities                               -            38,000
                                                            ----------    ----------
TOTAL LONG-TERM LIABILITIES                                    238,125       501,646

LIABILITIES SUBJECT TO COMPROMISE                            4,461,291         -
                                                            ----------    ----------
TOTAL LIABILITIES                                            6,807,622     5,289,658
                                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY:
     Common stock, $.0001 par value; 100,000,000 shares
       authorized; 12,179,779 shares and 12,092,285
       shares issued and outstanding in 2001 and 2000            1,218         1,209
     Additional paid-in capital                             10,423,877     9,958,922
     Accumulated deficit                                   (10,626,526)   (9,198,317)
                                                            ----------    ----------
TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                       (201,431)      761,814
                                                            ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY    $ 6,606,191   $ 6,051,472
                                                            ==========    ==========

                        <F1>
                        See notes to consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION see Note 2)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                                    Three months ended       Nine months ended
                                                      September 30              September 30
                                                 -----------------------   ----------------------

                                                    2001         2000         2001         2000
                                                 ----------   ----------   ----------   ----------
OPERATING REVENUE:
   Telecommunication services                   $ 2,635,224  $ 2,246,569  $ 7,770,435  $ 4,664,396
                                                 ----------   ----------   ----------   ----------
OPERATING EXPENSES:
   Direct expenses                                1,840,916    1,674,213    5,022,733    4,125,521
   Selling, general and administrative            1,096,544    1,648,963    3,789,810    3,888,864
   Goodwill amortization                             61,672       92,291      185,018      184,581
                                                 ----------   ----------   ----------   ----------
                                                  2,999,132    3,415,467    8,997,561    8,198,966
                                                 ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS                               (363,908)  (1,168,898)  (1,227,126)  (3,534,570)

OTHER EXPENSE
   Interest expense                                 (34,036)    (119,117)    (259,255)    (174,807)
                                                 ----------   ----------   ----------   ----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAXES
   AND EXTRAORDINARY GAIN                          (397,944)  (1,288,015)  (1,486,381)  (3,709,377)

REORGANIZATION ITEMS
  Legal and professional expenses                   175,876        -          395,022        -
                                                 ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN    (573,820)  (1,288,015)  (1,881,403)  (3,709,377)

  Provision for income taxes                          -            -            -            -
                                                 ----------   ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY GAIN                     (573,820)  (1,288,015)  (1,881,403)  (3,709,377)

  Extraordinary gain - forgiveness of debt            -            -          453,194        -
                                                 ----------   ----------   ----------   ----------
NET LOSS                                         $ (573,820) $(1,288,015) $(1,428,209) $(3,709,377)
                                                 ==========   ==========   ==========   ==========
LOSS PER COMMON SHARE:
  Loss before extraordinary gain                 $     (.05)  $     (.13) $      (.16) $      (.49)
  Extraordinary gain - forgiveness of debt            -              -            .04         -
                                                 ----------   ----------   ----------   ----------
BASIC AND DILUTED NET LOSS                       $     (.05)  $     (.13) $      (.12) $      (.49)
                                                 ==========   ==========   ==========   ==========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    12,098,054    9,803,423   12,123,693    7,640,837
                                                 ==========   ==========   ==========   ==========

                        <F1>
                        See notes to consolidated financial statements

                 SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION see Note 2)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                                   Nine Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                    2001         2000
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(1,428,209) $(3,709,377)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                286,119      386,191
      Provision for uncollectible accounts receivable              366,489      311,997
      Amortization of debt discount                                203,504       76,855
      Non cash consulting fee                                      280,000        -
      Time contributed in lieu of salary                             -           56,000
      Extraordinary item - forgiveness of debt                    (453,194)       -
   Changes in assets and liabilities:
      Increase in accounts receivable                             (412,016)    (849,870)
      Decrease in installment sales receivable                       -            1,934
      Decrease in prepaid expenses                                  15,696      150,492
      Increase in accounts payable                                 247,193      710,401
      Increase in accrued expenses                                 778,648      181,523
                                                                ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                             (115,770)  (2,683,854)
                                                                ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                       (394,772)     (44,461)
      Deposits for equipment and circuits                         (105,182)    (268,296)
      Investment in purchased business, net of cash acquired         -          (50,096)
                                                                ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                             (499,954)    (362,853)
                                                                ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of convertible debentures                           225,000      300,000
      Net proceeds, DIP note payable                               582,000        -
      Increase in equipment note payable                           246,700        -
      Payment of lease obligation for network equipment           (126,923)    (182,617)
      Private placement of common shares, net                        -        2,794,098
      Repurchase of founder shares                                   -          (56,000)
                                                                ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          926,777    2,855,481
                                                                ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               311,053     (191,226)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            32,884      234,688
                                                                ----------   ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $   343,937  $    43,462
                                                                ==========   ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

     Beneficial conversion discount recorded                   $    86,657  $    75,111
                                                                ----------   ----------
     Warrants issued with convertible debentures               $    74,057        -
                                                                ----------   ----------
     Warrants issued in settlement of consulting agreement     $     3,600        -
                                                                ----------   ----------
     Warrants issued in connection with management consulting
       agreement                                               $   280,000        -
                                                                ----------   ----------
     Conversion of convertible debentures into common stock    $    20,640        -
                                                                ----------   ----------
     Common stock issued with convertible debentures           $     -      $   188,393
                                                                ----------   ----------
     Common stock issued to acquire Empire One                 $     -      $ 3,197,571
                                                                ----------   ----------
     Warrants issued to owners in connection with
       Empire One acquisition                                  $     -      $   989,487
                                                                ----------   ----------
     Net liabilities assumed with Empire One acquisition       $     -      $ 1,228,210
                                                                ----------   ----------

OTHER INFORMATION:
   Cash payments for interest                                  $    62,735  $   129,521
                                                                ----------   ----------
   Cash payments for income taxes                              $     -      $     -
                                                                ----------   ----------

                      <F1>
                      See notes to consolidated financial statements

          SONUS COMMUNICATION HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements apply to the Company and its wholly-owned subsidiaries and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2001 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2001 and 2000. The results of operations for such periods, however, are not necessarily indicative of the results to be expected for a full fiscal year. This Form 10-QSB should be read in conjunction with the Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - FINANCIAL CONDITION, LIQUIDITY AND FILING OF CHAPTER 11

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc. ("EOT"), Sonus Communications Inc. ("Sonus"), EOT Telecommunications of Canada Inc., and Empire One Power Inc.), filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company intends to operate its business in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the Bankruptcy Court to pay its employees, trade and certain other creditor post-petition obligations in full and on time. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the Petition are stayed while the Debtors continue business operations as Debtor-In-Possession. These claims are reflected in the September 30, 2001 consolidated balance sheet as "Liabilities Subject to Compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors assets ("secured claims") also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. Secured claims are secured primarily by liens on the Debtors property, plant and equipment.

Consolidated liabilities subject to compromise as of September
30, 2001 include the following:

     Capitalized lease obligations            $    263,605
     Accounts payable                            4,027,697
     Accrued expenses                              112,989
     Due to shareholders                            57,000
                                                ----------
     Consolidated liabilities subject to
      Compromise                               $ 4,461,291
                                                ----------

The amount and likelihood of allowed claims is not currently estimable, as the Company is in the early stages of the Chapter
11 process.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and certain taxes. The Debtors have determined that there is sufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations (primarily a capitalized lease obligation), and is continuing to accrue interest on this obligation. Pursuant to an order, the Debtors are providing adequate assurance payments to one vendor (Verizon), which requires semi-monthly payments for post-petition services (equivalent to two weeks of local service connectivity charges paid in advance) of approximately $78,000. The order also required a security deposit to be paid to the vendor of approximately $78,000. This deposit is included in Security and Equipment Deposits as of September 30, 2001. In June 2001, the Debtor reached a settlement agreement with a vendor concerning a lease obligation. The leasee under the original lease agreement was Sonus, and the Court approved settlement provided for the Debtors to pay for one scheduled post-petition lease payment, pay a one month advance payment on another equipment lease with the same lessor, and return the equipment in return for a complete discharge of the obligation under the lease. As a result of this settlement, the Company recorded approximately $303,000 of extraordinary gain from the forgiveness of debt in the second quarter, comprised of $271,000 remaining capitalized lease obligation and $32,000 of other accrued expenses. The carrying value of the underlying equipment subject to lease had been written-off at December 31, 2000. The Debtors have not yet filed a plan of reorganization with the Bankruptcy Court, and on October 5, 2001, filed a motion to extend the time within which the Debtors may file the plan. On October 25, 2001, the Court approved an extension to file a reorganization plan by December 28, 2001. On July 26, 2001, the Debtors filed with the Bankruptcy Court a motion to reject executory contracts and un-expired leases pursuant to section 365(a) of the Bankruptcy Code. On August 8, 2001, the Court approved the motion to reject executory contracts and un-expired leases. The carrying values of pre-petition liabilities as of September 30, 2001 have not been adjusted to reflect the expected amount of allowed claims, as this adjustment is not yet currently estimable.

To fund its operations during the bankruptcy proceeding, the Company's wholly-owned subsidiary, Empire One, has obtained $750,000 in Debtor-In-Possession ("DIP") and other interim financing. This financing is being used to fund operations and working capital during the bankruptcy proceeding. However, the Debtor subsidiaries, including Empire One, are prohibited from making distributions to the Company as a result of the Bankruptcy. See Note 3 for a description of the financing. The Company conducts substantially all of its operations through Empire One.

Each of the Company's subsidiaries will continue to manage and operate its assets and business pending the confirmation of a reorganization plan and subject to the supervision and orders of the Bankruptcy Court. Each of the Company's subsidiaries is currently developing the reorganization plan and intends to submit the reorganization plan for confirmation prior to the due date. A motion to extend the time within which a plan must be filed was submitted to the Court on October 5, 2001. On October 25, 2001, the Court approved an extension to file a reorganization plan by December 28, 2001.

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

On September 11, 2001, the World Trade Center buildings were destroyed as a result of terrorist attacks. The Company's offices are in close proximity to the World Trade Center complex, and our business was materially and adversely affected by this event. While the Company did not sustain significant property damage at its headquarters or switch location, operations were disrupted due to evacuation and quarantine orders issued by civil authorities, and extended outages of power and phone service. These conditions materially impaired day-to-day operations for approximately three weeks following the tragedy, and directly impaired our ability to service our existing customers and acquire new customers. Additionally, our major interconnection partners, Verizon and Global Crossing, also sustained immediate and significant damage to their facilities that were in close proximity to the World Trade Center complex. As a result of their damages, many of our New York and New Jersey customers experienced interruptions in domestic long distance and local service, and with linkage to our switch disrupted, all international long distance traffic was immediately interrupted. The Company was able to arrange for re-routing of international long distance traffic shortly after September 11. However, the Company incurred substantially higher costs in doing so, having to place this traffic over higher cost facilities without the capacity to manage routing of such traffic through its normal least-cost routes. In late October, the Company was able to re-route traffic back through its own switch facility, and restored normal network operations. As a result of the damage sustained by our interconnection partners, the Company incurred losses resulting from lost revenue, increased costs from re-routing traffic, and also suffered negative goodwill from loss of customers. The Company is attempting to recover its economic losses, and has filed insurance claims, as well as applied for a loan from the Small Business Administration ("SBA"). In the aftermath of the tragedy, the SBA is offering low interest rate loans to qualifying businesses that have suffered economic injury as a result of this event. At this time, it is uncertain what recovery or financial assistance, if any, will be realized from these sources, or when, if ever, any such recovery or assistance will be available. This tragedy has effectively delayed our plan to file the recovery plan with the Bankruptcy Court, and has caused management to file for the aforementioned extension to file the plan.

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

NOTE 3 - FINANCING:

On January 3, 2001, the Company sold $80,000 in original principal amount of its 15% Secured Subordinated Convertible Debentures, convertible into common stock at $.05 per share, to Quadrant Management Inc., a shareholder. The 15% debentures were guaranteed by Empire One Telecommunications, and collateralized by all of the accounts receivable (now and after acquired) of the Company and Empire One Telecommunications. The security interest is subordinate to existing liens on leased equipment and any institutional debt financing or receivables financing the Company may enter into. The Company received proceeds of $75,000, net of a $5,000 origination fee. In connection with these debentures, the Company also issued Quadrant Management Inc. a warrant to purchase up to 1,000,000 shares of common stock at $.02 per share. The warrant contained "piggy-back" registration rights covering the shares underlying the warrant, and expires three years from issue date. The warrant may be exercised on multiple occasions in amounts not less than 15% of the original amount issued before the expiration of its term. In the event (1) a registration statement has been filed under the Securities Act, and such registration statement is declared effective by the S.E.C., and
(ii) the bid price of the common stock is $1.00 or higher for twenty consecutive trading days, the Company shall have the option to deliver a redemption notice to the holder of the warrant. Upon delivery of the redemption notice, all warrants which remain outstanding on the 30th day following delivery of the redemption notice shall be automatically redeemed by the Company for $.0001 per warrant.

As the debentures were sold together with warrants to acquire up to 1,000,000 shares of common stock, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. The fair value ascribed to the warrants was $.051 per share, and the relative fair value of $31,200 was recorded as a discount on the debentures. This discount on the debentures, and the $5,000 origination fee, were amortized over the term of the loan (three months). Additionally, in accordance with EITF 98-5 and 00-27, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present at the time of issuance. This beneficial conversion component was $43,800 and was recorded as a discount at issue date. The discount was amortized over the term of the conversion period, which was immediate. The conversion price of the debentures is $.05 per share.

The 15% debentures became due on April 2, 2001 and are in default. The Company has not paid either principal or interest on the 15% debentures, and owes approximately $89,000 of principal and accrued interest on the 15% debentures as of September 30, 2001.

In May and June 2001, the Company obtained Debtor-In-Possession ("DIP") and other interim financing. The financing was comprised of two separate transactions: a $150,000 financing for Sonus Communication Holdings, Inc. (which is not party to the Chapter 11 proceeding), and a $600,000 DIP financing for Empire One Telecommunications Inc. The form of the financing for Sonus Communication Holdings, Inc. was an offer to sell investors up to 150 units, with each unit comprised of a $1,000 8% convertible debenture and a common stock purchase warrant, which entitled the holder to purchase 16,000 shares of the common stock of the Company for $.01 per share. The convertible debenture matures twelve months from issue date, and may be converted into common stock of the Company any time at or prior to maturity at a conversion price of $.03 per share. The form of the DIP financing for EOT was a 12% secured term note, which matures twelve months from issue date. The DIP obligation is secured by customer accounts receivable and other assets of EOT. The DIP obligation has super-priority status over all other administrative expenses and unsecured claims against EOT. The proceeds from the DIP and other financing were received from the same investors, who allocated their individual investments as follows: 80% allocated to the DIP financing, and 20% allocated to the other Company financing. The Company received $150,000 of proceeds in May from the convertible debentures, and EOT received $582,000 ($600,000 net of $18,000 placement fee) in June 2001. The DIP financing for EOT was approved by the U.S. Bankruptcy Court in June 2001. The placement fee is being amortized over the term of the loan (12 months). For the nine months ended September 30, 2001, approximately $5,900 of this placement fee was amortized.

As the Company's debentures were sold together with warrants to purchase up to 2,400,000 shares of common stock, an allocation of fair value between debt and equity was recorded based on their relative fair values on issue date. The fair value ascribed to the warrants was $.025 per share, and the relative fair value of $42,857 was recorded as a discount on the debentures. This discount on the debentures was amortized over the term of the exercise period. As the warrants are exercisable immediately upon issuance, the amortization of the entire discount was recorded coincident with issuance. Additionally, in accordance with EITF 98-5 and 00-27, an additional discount to the debentures was recognized to account for an embedded beneficial conversion feature present in the warrants at the time of issuance. This beneficial conversion component was $42,857 and was recorded as a discount at issue date. The discount was amortized over the term of the conversion period. As the debentures are convertible immediately upon issuance, the entire discount was recorded coincident with issuance. The conversion price of the debentures is $.03 per share. The warrants expire on the third anniversary from the date of issuance, and contain "piggy-back" registration rights covering the shares underlying the warrants.

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

On June 28, 2001, EOT entered into an agreement to purchase a new telecommunications switch from Copper Com. The purchase price of the new switch was $306,700. EOT paid a $60,000 deposit on the equipment, and the remaining $246,700 is being financed by Copper Com. The terms of the purchase provided that the Company or EOT would attempt to obtain lease or other financing for the switch, in order to pay Copper Com in full for the purchase. In the event the Company or EOT was unable to obtain this other financing within 120 days from installation and acceptance, Copper Com would finance the outstanding amount of the purchase price with an 18% amortizing loan, with monthly payments of approximately $15,000 for a term of 19 months, until other financing was obtained. As of the date of this report, neither the Company or EOT has been able to obtain other financing. As of September 30, 2001, the new switch has been installed, but not yet placed in service, due primarily to delays resulting from the World Trade Center disaster discussed earlier. The new switch became operational in October, 2001.
As of September 30, 2001, the Company has included the full purchase price of $306,700 as Property and Equipment, and the loan to Copper Com has been recorded as Equipment Loans (current portion of $134,049 and long term portion of $112,651) in the Consolidated Balance Sheet of September 30, 2001. Depreciation expense on the new switch will commence in October. This transaction was approved by the Court on August 8, 2001. The new switch replaces a switch previously leased from First Venture Leasing Corp. The First Venture lease, which has been recorded as a capitalized lease obligation, was included in the rejection of executory leases and contracts filed on July 26, 2001, and approved by the Court on August 8, 2001. The unamortized cost of the capitalized lease equipment at September 30, 2001 was $263,931. Depreciation will be discontinued in October, effective with the transition to the new switch. The remaining capitalized lease obligation of $263,605 has been reclassified to Liabilities Subject to Compromise.

NOTE 4 - GOODWILL

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The goodwill is amortized using the straight-line method over 15 years. Goodwill amortization in 2000 has been retroactively adjusted from amounts previously reported for certain adjustments recorded at December 31, 2000. These adjustments reduced merger date goodwill by approximately $2,418,000. Accordingly, amortization for the three months and nine months ended September 30, 2000 was reduced by approximately $40,000 and $81,000 respectively.

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

NOTE 6 - ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 and 142 (SFAS No. 141 and No. 142), "Business Combinations", and "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, while SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the implementation of SFAS No. 141 and 142 will not have a significant impact on the Company's operations or financial position.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 143 on the Company's financial position and results of operations.

In August 2001, the FASB issues SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 143 on the Company's financial position and results of operations.

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

As of September 30, 2001, holders of $110,000 in original principal amount of convertible debentures had elected to convert their debentures into common stock, leaving a total of $190,000 in original principal amount of these debentures outstanding, plus approximately $3,748 in accrued but unpaid interest. The debentures contain a provision stating that if the Company or any of its subsidiaries commence any proceeding or other action relating to it in bankruptcy, such as the proceedings filed by each of the Company's subsidiaries on April 2, 2001, then the debentures are in default and the holder(s) of the outstanding debentures may, by written notice, declare the outstanding principal, plus accrued but unpaid interest thereon, to be immediately due and payable.

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

Also on April 11, 2001, the Board of Directors approved a management consulting agreement with Quadrant Management Inc., who is also a shareholder. Under the agreement, Quadrant assumes day-to-day operating control of the business operations of the Company, and this operating control is executed by our current C.E.O., who is an employee of Quadrant. The term of the agreement covers the six month period from January 1, 2001 to June 30, 2001, and is renewable for another six month term upon mutual consent. The consulting agreement has been renewed for another six month period through December 31, 2001. The fee arrangement under this consulting agreement included payment in warrants, and reimbursement of any direct costs or expenses incurred by Quadrant. In connection with this agreement, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock, with an exercise price of $.01 per share. The warrants are exercisable immediately, and expire on the third anniversary from the date of issuance. The warrants contain "piggy-back" registration rights covering the shares underlying the warrants. The estimated fair value of these warrants was $280,000 (based on fair value of $.28 per share), and this was recorded as a professional service expense in the second quarter.

In the second quarter, the Company realized an extraordinary gain (discussed in Note 2) of approximately $303,000 from the settlement of a capitalized lease obligation. The carrying value of the underlying equipment subject to lease had been written-off at December 31, 2000.

In May 2001, the Company reached an agreement with L. Flomenhaft & Co., regarding the cancellation of a consulting agreement entered into in August 2000. Under the original agreement, which was executed in August 2000, L. Flomenhaft and Co. Inc., who is also a shareholder, would provide certain merger and acquisition consulting services for a period of one year. The fee under this agreement was $115,000. The Company recorded the accrued liability under this agreement each month, but had not made any payments. In May 2001, the Company and L. Flomenhaft and Co. Inc. agreed to terminate the consulting agreement and waive the outstanding balance due under the original agreement in return for an issuance of warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $.01. The accrued liability under the original agreement up to the date of the termination was approximately $80,000. The estimated fair value of the warrants issued was $3,600 (based on fair value of $.18 per share), and recorded as an addition to paid-in-capital. The warrants are exercisable immediately, and expire on the third anniversary from the date of issuance. The warrants contain "piggy-back" registration rights covering the shares underlying the warrants. The remaining amount of the accrued liability of approximately $76,000 has been recorded as an extraordinary gain, as forgiveness of debt.

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

OVERVIEW

On April 2, 2001, each of the Company's wholly owned subsidiaries (Empire One Telecommunications Inc., Sonus Communications Inc., EOT Telecommunications of Canada Inc., and Empire One Power Inc.) filed a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company has no material tangible assets other than the issued and outstanding stock of each of its subsidiaries. Empire One, the Company's only subsidiary that currently conducts operations, continues to operate its business as debtor in possession under the Bankruptcy. The value of the Company's common stock is highly speculative due to the fact that the Company's only material asset is the stock of its wholly owned subsidiaries, each of which has filed for bankruptcy under Chapter 11. The common stock of the Company's subsidiaries may be cancelled in bankruptcy, leaving the Company without any material assets.
The common stock of the Company may have no value.

Empire One Telecommunications is attempting to reorganize its businesses under Chapter 11, and intends to continue to be a full service, facilities-based retail telecommunications provider combining local and long distance voice services and dial-up and dedicated Internet access services in a single point of contact for sales and service to both businesses and consumers in targeted ethnic niches throughout the United States, provided it successfully reorganizes. The Company can provide no assurance that EOT or its other subsidiaries will continue as wholly owned subsidiaries, or that the Company will continue to own any interest in EOT or its other subsidiaries, following the bankruptcy.

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

As a result of the change in business model during 2000, comparisons of results to 2001 are not necessarily meaningful. Also, as the merger of EOT, which occurred on March 29, 2000, was accounted for as a purchase, results of operations of EOT are included prospectively from April 1, 2000. Thus, nine month 2001 results reflect results of operations of Sonus and EOT, while nine month 2000 results of operations include only six months of EOT operations and nine months of Sonus operations.

Since we began offering local and long distance telecommunications services, we have incurred net operating losses. As of September 30, 2001, the Company had consolidated accumulated net losses of approximately $10,627,000.

During the third quarter of 2001, management has worked to acquire financing, restructure the balance sheet and maintain a low cost structure in its operations. Management has also made investments in a new telecommunications switch and telemarketing automation software. These initiatives were planned to be completed by September 30, 2001, but due to the business interruption resulting from the September 11, 2001 World Trade Center disaster discussed earlier, were temporarily delayed and not completed. However, full implementation of these initiatives was achieved in October, and management believes the ongoing benefit of these investments, in terms of improved network cost management, and higher and more efficient new customer acquisitions, will start to be realized in the fourth quarter. However, there can be no assurance these benefits will be realized. The impact of the interruption from the World Trade Center disaster had an adverse effect on our financial results and working capital position. Management estimates that revenue and gross margin lost in September from existing customers was approximately $136,000 and $59,000 respectively. The Company also incurred higher costs to re-route international long distance traffic, and the September impact is estimated at $69,000, with an additional $42,000 impacting October results. The interruptions of service to our customers and our back office operations also contributed to increased customer attrition (approximately 1,325 churned in September), and also interrupted our sales efforts, leading to a potentially adverse impact to future financial performance. While estimates may vary based on assumptions, management's conservative estimate on the negative impact to future profitability from increased customer attrition and lost opportunity to acquire new customers from this event is approximately $500,000. During the recovery period, the Company also incurred various non-recurring expenses of approximately $13,000. Finally, the events of September 11th have delayed the Company's planned exit from Chapter 11, and this delay will add to legal and administrative costs for each additional month of delay. The Company is pursuing recovery and assistance from insurance policies and a low cost loan from the SBA. With the acquisition of funds from insurance recovery and the SBA loan, combined with the benefits expected from the investments made in a new switch and telemarketing automation software, the Company believes that it will have sufficient temporary working capital to conduct business and substantially improve operating results while operating under Chapter 11, but can provide no assurances. Management believes that its financing and restructuring efforts while under Chapter 11 can result in significant customer and revenue growth, leading to eventual profitability. However, the Company can provide no assurances in that regard.

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

- other data services, which consist primarily of monthly recurring charges for connections from the end-user to our facilities; and

- wholesale revenue from other carriers in connection with leasing portions of, or placing traffic through, our network.

Total revenue for the third quarter of 2001 was approximately $2,635,000 (entirely comprised of EOT revenue), compared to approximately $2,247,000 for the same period in 2000 (comprised of EOT and Sonus revenue), representing an increase of 17.3%. Revenue of $2,635,000 for the third quarter of 2001 increased 5.8% from $2,490,000 in the second quarter of 2001. Second quarter revenue was negatively impacted by the issue referenced in Legal Proceedings (i.e., Swisscom litigation). Third quarter revenue was also impaired due to the September 11, 2001 World Trade Center disaster, with an estimated negative impact of $136,000. Customer growth in the third quarter versus second quarter of 2001 was impacted by the World Trade Center disaster, reflecting only 1.9% growth. Active and billed customers at September 30, 2001 were 26,453 versus 25,964 at June 30, 2001, and the customer attrition attributable to the disaster was 1,325. LD minutes of use for the third quarter of 2001 were
16.1 million versus 15.0 million in the second quarter of 2001, although LD minutes of use per average customer declined in the third quarter from the second quarter, and this decline in average usage is also believed attributable to the World Trade Center disaster. For the nine month period ending September 30, 2001 compared to 2000, revenue increased 66.6% to approximately $7,770,000 from $4,664,000. No revenue was generated from Sonus in the nine month period of 2001, as this business model was decommissioned in 2000, and revenue in 2000 included EOT results prospectively from the merger date of March 31, 2000.

DIRECT OPERATING EXPENSES

Our direct operating expenses are comprised of costs to deliver communications services, and include:

-  costs to maintain the switch and other network elements;
-  costs for domestic origination and termination;
- transport costs in routing international traffic for completion overseas;
-  cost of lease internet facilities for our internet services;
   and
- cost of providing local exchange services, currently on a total resale basis.

Direct operating expenses for the third quarter of 2001 were approximately $1,841,000 (comprised entirely of EOT expenses), a 10.0% increase from the same period of 2000 ($1,674,000 comprised of Sonus and EOT expenses). Direct operating expenses for the third quarter of 2001 increased 18.8% from the second quarter of 2001, and gross margin for the third quarter of 2001 was 30% compared to 38% for the second quarter of 2001. The decline in sequential gross margin was attributable to increased costs incurred as a result of the World Trade Center disaster discussed earlier, higher mix of domestic versus international LD traffic, and other factors. For the nine month period ending September 30, 2001 compared to 2000, direct operating expenses increased 21.7% to approximately $5,023,000 from $4,126,000. No direct operating expenses were incurred in Sonus in the nine month period of 2001, as this business model was decommissioned in 2000, and direct operating expenses in 2000 included EOT results prospectively from the merger date of March 31, 2000.

SALES, GENERAL AND ADMINISTRATIVE

Our selling, general and administrative ("SG&A") expenses include costs associated with sales and marketing, customer service, billing, corporate administration and personnel.

SG&A expenses for the third quarter of 2001 were approximately $1,097,000, compared to approximately $1,649,000 for the same period of 2000, representing a decrease of 33.5%. Results from 2000 include substantial overhead expenses from the Sonus network which was decommissioned in the third quarter of 2000, and these expenses have been substantially eliminated in 2001. SG&A expenses for the third quarter of 2001 decreased by approximately $332,000 or 23.2% from the second quarter of 2001. Compensation and benefits increased by $45,000 or 10%, due largely to increases in telemarketing staff and other compensation accruals of $25,000. Marketing expenses decreased by $108,000 or 73% from the second quarter of 2001, due largely to programs that were implemented in the second quarter to stimulate customer growth and attract new customers from failing competitors, that were not repeated in the third quarter. Professional fees in the second quarter included a one-time non-cash charge of $280,000 pursuant to the management consulting agreement discussed in Note 7. Other SG&A expenses in the third quarter increased by $11,000, due largely to expenses incurred during the recovery period following the World Trade Center disaster. For the nine month period September 30, 2001 compared to 2000, SG&A decreased 2.5% to approximately $3,790,000 from $3,889,000. No significant SG&A was incurred in Sonus in the nine month period of 2001, as this business model was decommissioned in 2000, and SG&A in 2000 included EOT results prospectively from the merger date of March 31, 2000.

GOODWILL AMORTIZATION

Goodwill is attributable to the acquisition of EOT in March 2000. This transaction was accounted for as a purchase and is stated at fair value as of the acquisition date, less accumulated amortization and an impairment charge. The goodwill is amortized using the straight-line method over 15 years. Goodwill amortization for the third quarter of 2001 was approximately $62,000, and for the nine month period ending September 30, 2001, was $185,000, compared to $185,000 in the same period of 2000. Goodwill amortization in 2000 has been retroactively adjusted from amounts previously reported for certain adjustments recorded at December 31, 2000. These adjustments reduced merger date goodwill by approximately $2,418,000. Accordingly, amortization for the three months and nine months ended September 30, 2000 was reduced by approximately $40,000, and $81,000 respectively.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of net interest expense accrued and/or paid, and amortization of debt discounts. Net interest expense for the third quarter of 2001 was approximately $34,000, compared to net interest expense of approximately $119,000 in 2000, an decrease of $85,000 attributable largely to reduction of interest from rejected lease obligations approved by the Court. For the nine month period ending September 30, 2001, net interest expense was approximately $259,000 compared to $174,000 in the same period of 2000, an increase of $85,000 attributable to additional convertible debentures and DIP financing issued in 2001.

EXTRAORDINARY ITEM

Extraordinary income approximately $453,000 for the nine month period ending September 30, 2001 includes second quarter items for approximately $379,000 related to forgiveness of debt resulting from settlement of an equipment lease of approximately $303,000, and settlement of the consulting agreement for $76,000, discussed earlier. During the first quarter, $74,000 of extraordinary income included discounts obtained on vendor accounts payable, treated as extinguishments of debt, during the first quarter.

REORGANIZATION ITEMS

Legal, accounting and U.S. Trustee costs incurred in connection with the Company's Chapter 11 proceedings have been classified as costs incurred in reorganization, and amounted to approximately $176,000 for the third quarter of 2001, and $395,000 for the nine month period ending September 30, 2001.

RESULTS OF OPERATIONS

As a result of the above, the Company incurred a net loss of approximately $574,000 in the third quarter of 2001 or $.05 per share, compared to a loss of approximately $1,288,000 or $.13 per share in the third quarter of 2000. For the nine month period ending September 30, 2001, net loss was approximately $1,428,000 or $.12 per share compared to $3,709,000 or $.49 per share for the same period in 2000.

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

At September 30, 2001 we had approximately $344,000 in consolidated cash and cash equivalents (substantially all attributable to the Debtors), and consolidated negative working capital of approximately $157,000 (comprised of Debtors positive working capital of approximately $296,000, and negative working capital in the Company of $453,000). Cash provided from financing initiatives during the nine month period was approximately $1,054,000. Liabilities categorized as subject to compromise were approximately $4,461,000.

CASH FLOWS

We have incurred significant operating and net losses since the inception of EOT and Sonus. We expect to continue to experience operating losses and negative EBITDA until we build our customer base to critical mass, rationalize the expense structure of the Company, and restructure the balance sheet under Chapter 11. We cannot provide any assurance that we will be successful in doing so. As of September 30, 2001, we had an accumulated deficit of approximately $10,627,000.

Net cash used in operations during the nine months ending September 30, 2001 was approximately ($116,000), comprised of net loss from operations adjusted for non-cash items of ($745,000), offset by other changes in working capital accounts of $629,000. Net cash used in investing activities of approximately $500,000 is largely comprised of equipment purchases of $395,000 and deposits paid for equipment purchases and carrier vendor deposits of $105,000. Net cash of approximately $927,000 was provided from financing activities, comprised of $807,000 net proceeds received from issuance of convertible debentures and DIP financing and $247,000 of equipment financing, offset by payments of capitalized lease obligations of $127,000.

As noted earlier, the Company has placed its operating subsidiaries into Chapter 11. A restructuring plan is being developed that will be submitted to the Court within the prescribed time period. On October 25, 2001, the Court approved a motion to extend the time within which a plan must be filed to December 28, 2001. To restructure and expand our business, we will need a significant amount of cash for working capital and growth purposes, as well as restructure the balance sheet. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, asset based financing, or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported in the Company's report on form 10Q-SB for quarters ending June 30 and March 31, 2001, on March 29, 2001, the Board of Directors of the Company, acting as the sole stockholder and board of directors of each of its wholly owned subsidiaries (Empire One Telecommunications Inc., Sonus Communications Inc., EOT Telecommunications of Canada Inc., and Empire One Power Inc.), authorized and approved the filing, on behalf of each of its subsidiaries, of a Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Petitions for Relief were filed on April 2, 2001.

Each of the Company's subsidiaries intends to continue to manage and operate its assets and business pending the confirmation of a reorganization plan, subject to the supervision and orders of the Bankruptcy Court. These subsidiaries are currently developing the reorganization plan and intend to submit the reorganization plans for confirmation prior to the due date. There can be no assurance the plans will be accepted by creditors, and/or confirmed by the Court. On October 25, 2001, the Court approved a motion to extend the time within which a plan must be filed to December 28, 2001.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

10  Financing agreement between Sonus Communication Holdings
    Inc. and Empire One Telecommunications Inc., and Copper Com.

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Sonus Communication Holdings, Inc.
(Registrant)


DATE: November 19, 2001


BY: /s/ Sherry Shen
    Sherry Shen, Chief Executive Officer


    /s/  Frank C. Szabo
    Frank C. Szabo, Executive Vice President, Chief Financial
    Officer and Chief Operating Officer


















33